Form 10-Q
period 2011-03-31
Soton Holdings Group, Inc.
filed 2011-04-15
CIK 1502774

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-170330

SOTON HOLDING GROUP, INC.

 (Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	5080 Primary Standard Industrial Classification Code Number	42-1771917 IRS Employer Identification Number

Kl. Ohridski Str, 27A

Burgas, Bulgaria 8000

Tel: 702-9972116

(Address and telephone number of principal executive offices)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X ]   No[   ]

[1]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ] Accelerated filer [   ] Non-accelerated filer [   ] Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [ X ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes[   ]  No[   ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of April 15, 2011
Common Stock, $0.001	3,175,000

[2]

SOTON HOLDING GROUP, INC.

FORM 10-Q

[3]

Part I FINANCIAL INFORMATION

Item 1. Financial Statements

SOTON HOLDING GROUP, INC. (A Development Stage Company) Balance Sheet (Unaudited)
Assets
	March 31, 2011 (Unaudited)	September 30, 2010 (Audited)
Current Assets
Cash	$3,815	$22,158
Prepaid Expenses	7,500
Total Current Assets	11,315	22,158
Total Assets	$11,315	$22,158
Liabilities and Stockholders’ Equity (deficit)
Current Liabilities
Loan from Director	$349	$349
Total Current Liabilities	349	349
Stockholders’ Equity (deficit)
Common stock, $0.001par value, 75,000,000 shares authorized;
3,175,000 shares issued and outstanding	3,175	3,175
Additional paid-in-capital	19,575	19,575
Deficit accumulated during the development stage	(11,784)	(941)
Total stockholders’ equity	10,966	21,809
Total liabilities and stockholders’ equity	$11,315	$22,158
The accompanying notes are an integral part of these financial statements.

[4]

SOTON HOLDING GROUP, INC. (A Development Stage Company) Statement of Operations (Unaudited)
	Three Months ended March 31, 2011	Six Months ended March 31, 2011	From Inception on June 9, 2010 to March 31, 2011
Expenses
General and Administrative Expenses	$ 2,730	$ 10,843	$11,784
Net (loss) from Operation before Taxes	(2,730)	(10,843)	(11,784)
Provision for Income Taxes	0	0	0
Net (loss)	$ (2,730)	$ (10,843)	$(11,784)
(Loss) per common share – Basic and diluted	$ (0.00)	$ (0.00)
Weighted Average Number of Common Shares Outstanding	3,175,000	3,175,000
The accompanying notes are an integral part of these financial statements.

[5]

SOTON HOLDING GROUP, INC. (A Development Stage Company) Statement of Cash Flows (Unaudited)
		Six Months ended March 31, 2011	From Inception on June 9, 2010 to March 31, 2011
Operating Activities
Net (loss)		$(10,843)	$(11,784)
Prepaid Expenses		(7,500)	(7,500)
Net cash (used) for operating activities		(18,343)	(19,284)
Financing Activities
Loans from Director		-	349
Sale of common stock		-	22,750
Net cash provided by financing activities		-	23,099
Net increase (decrease) in cash and equivalents		(18,343)	3,815
Cash and equivalents at beginning of the period		22,158	0
Cash and equivalents at end of the period		$3,815	$3,815

Supplemental cash flow information:

Cash paid for:

Interest	$		$-
Taxes	$		$-

Non-Cash Activities	$		$
The accompanying notes are an integral part of these financial statements.

[6]

SOTON HOLDING GROUP, INC.

(A Development Stage Company)

Notes To Financial Statements

March 31, 2011

(Unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

SOTON HOLDING GROUP, INC. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on June 9, 2010 and it is in the business of wine bottles distribution. The Company is in the development stage as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities. The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.  For the period from inception, June 9, 2010 through March  31, 2011 the Company has accumulated losses of $11,784.

NOTE 2 - GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $11,784 as of March 31, 2011 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Cash and Cash Equivalents

 The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of  assets and liabilities and disclosure of contingent assets and liabilities at the date of the  financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

[7]

SOTON HOLDING GROUP, INC.

(A Development Stage Company)

Notes To Financial Statements

March 31, 2011

(Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Based Compensation, using the fair value method. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Income Taxes

The Company follows the liability method of accounting for income taxes.  Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences).  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Basic and Diluted Net Loss per Share

The Company computes loss per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company has no potential dilutive instruments and accordingly basic loss and diluted loss per share are equal.

Fiscal Periods

The Company's fiscal year end is September 30.

Recent Accounting Pronouncements

The Company management has reviewed recent accounting pronouncements issued through the date of the issuance of financial statements. In management’s opinion, except for those pronouncements detailed below, no other pronouncements apply or will have a material effect on the Company’s financial statements.

 In May 2009, the FASB issued ASC 855 Subsequent Events, which establishes principles and requirements for subsequent events. In accordance with the provisions of ASC 855, the Company currently evaluates subsequent events through the date the financial statements are available to be issued.

[8]

SOTON HOLDING GROUP, INC.

(A Development Stage Company)

Notes To Financial Statements

March 31, 2011

(Unaudited)

NOTE 4 - COMMON STOCK

The authorized capital of the Company is 75,000,000 common shares with a par value of $ 0.001 per share. On June 21, 2010, the Company issued 2,500,000 shares of  common stock at a price of $0.001 per share for total cash proceeds of $2,500. During the period July 19, 2010 to September 29, 2010, the Company issued 675,000 shares of common stock at a price of $0.03 per share for total cash proceeds of $20,250.

During the period June 9, 2010  (inception)  to September 30, 2010, the Company  sold  a  total of 3,175,000 shares of common stock  for  total  cash proceeds  of  $22,750.

NOTE 5 - INCOME TAXES

As of March 31, 2011, the Company had net operating loss carry forwards of $11,784 that may be available to reduce future years’ taxable income through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 6 - RELATED PARTY TRANSACTONS

On June 9, 2010, related party had loaned the Company $349.  The loan is non-interest bearing, due upon demand and unsecured.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from March 31, 2011 through the date whereupon the financial statements were issued and has determined that there are no items to disclose.

[9]

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We were formed as a corporation pursuant to the laws of Nevada on June 9, 2010.  We are a development stage company and have not earned any revenue and have only recently commenced operations.   Our business is the distribution of wine bottles produced in China.  We have signed of a Letter of Intent with a potential customer, Khan Krum Winery, a private Bulgarian company producing wine and have primarily been involved in organizational activities.

Our products will be offered at prices marked-up from 20% to 30% of our purchase price.

Product overview

There are many different types of wine bottles used for different wine. Each type is constant in its size, shape and color.  Wine bottle producers manufacture bottles of almost the same type using generally accepted standards. The quality of a bottle is measured by weight, color, transparency, geometry of the bottle and quality of glass used for production (inclusions, bubbles and etc.). The main characteristic of wine bottle is weight, as other characteristics do not vary significantly from manufacture to manufacture. The weight can vary from 200 grams to almost 1 kg. The good quality bottle has weight from 350 grams to 550 grams.

Some wines are fermented in the bottle; others are bottled only after fermentation. Wine bottles come in a large variety of sizes, several named for Biblical kings and other figures. The standard bottle contains 750 ml, although this is a relatively recent development. Wine bottles are usually sealed with cork, but screw-top caps are becoming popular, and there are several other methods used to seal a bottle.

The shape of wine bottles can communicate a great deal about the taste of the wine inside. In Europe, many wine producing areas have developed unique wine bottle shapes that became the traditional bottle for wines of that region. As winemaking spread around the world, new wineries often adopted those traditional European bottle shapes in order to communicate with their consumers.

[10]

Letter of Intent with Potential Customer

On September 30, 2010 Khan Krum Winery, a Bulgarian company, signed a non-binding Letter of Intent to declare their intention to purchase Bordeaux Style wine bottle from Soton Holdings Group, Inc. By this letter, Khan Krum Winery confirm with full responsibility that they are willing and able to enter into a contract for the purchase of the Bordeaux Style wine bottle produced in China and that funding is available including any import/export permits needed to fulfill this purchase.

Khan Krum Winery is a Bulgarian company whose principal business address is Industrialna St., 3, Burgas, Bulgaria 8000. The company’s principle activity in Bulgaria is wine production. “Khan Krum” Wine Cellars was opened in 1939 when part of vineyard owners in the village of Khan Krum founded their own winegrowing and winemaking cooperation.  We have concluded, based on our research that, Khan Krum Winery has a modern technological production process for high quality wines, bottling and a compartment for wine stabilization.  The work vessel capacity of their wine cellar is about 3,500 tons, and the possibility for processing of grapes is about 4,500 tones.  Besides being equipped for white wines, we have found that their wine cellar disposes vessels for preservation and aging of red wine. The fermentation department has a capacity of about 900 tons and possibility for control of temperature.  Khan Krum Winery exports its wine to countries from all over the world, including England, USA, Russia, Czech Republic, Slovakia, Malta, Kazakhstan, amongst and other countries. We believe that these characteristics make Khan Krum Winery a desirable potential initial purchaser of our wine bottles.

Supply Agreement with Hangzhou Yangcheng Company, Ltd.

On November 25, 2010 we signed a Bottle Supply Agreement with Hangzhou Yangcheng Company, Ltd., a Chinese company manufacturing Bordeaux Style wine bottles. Hangzhou Yangcheng Company, Ltd. also produces other types of wine bottles and has the capacity to provide us with the variety of bottles needed to meet the specification of wine market.

Hangzhou Yangcheng Company, Ltd. has been producing wine bottles for 9 years. The bottles to be supplied by Hangzhou Yangcheng Company, Ltd. are produced using generally accepted standards, weight within acceptable range, meet color, transparency and geometry requirements and therefore are high quality.

Results of Operation

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Six Month Period Ended March 31, 2011 Compared to the period from Inception (June 9, 2010) to March 31, 2011

Our net loss for the six month period ended March 31, 2011 was $10,843 compared to a net loss of $11,784 during the period from inception (June 9, 2010) to March 31, 2011. During the six month period ended March 31, 2011, we did not generate any revenue.

During the six month period ended March 31, 2011, we incurred general and administrative expenses and professional fee of $10,843 compared to $11,784 incurred during the period from inception (June 9, 2010) to March 31, 2011. General and administrative and professional fee expenses incurred during the six month period ended March 31, 2011 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

The weighted average number of shares outstanding was 3,175,000 for the six month period ended March 31, 2011.

[11]

Liquidity and Capital Resources

Six Month Period Ended March 31, 2011

As at March 31, 2011, our current assets were $11,315 compared to $22,158 in current assets at September 30, 2010. As at the six month period ended March 31, 2011, current assets were comprised of $3,815 in cash and $7,500 in prepaid expenses. As at March 31, 2011, our current liabilities were $349. Current liabilities were comprised of $349 in loan from director.

Stockholders’ equity decreased from $21,809 as of September 30, 2010 to $10,966 as of March 31, 2011.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six month period ended March 31, 2011, net cash flows used in operating activities was $18,343 consisting of a net loss of $10,843 and increase in prepaid expenses of $7,500. Net cash flows used in operating activities was $19,284 for the period from inception (June 9, 2010) to March 31, 2011.

Cash Flows from Investing Activities

For the six month period ended March 31, 2011, we did not generate any cash flows from investing activities.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the six month period ended March 31, 2011, we did not generate any cash flows from financing activities. For the period from inception (June 9, 2010) to March 31, 2011, net cash provided by financing activities was $23,099 received from proceeds from issuance of common stock and loan from director.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

[12]

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

No report required.

Item 4. Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six-month period ended March  31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

[13]

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No report required.

Item 3. Defaults Upon Senior Securities

No report required.

Item 4. Submission of Matters to a Vote of Security Holders

No report required.

Item 5. Other Information

No report required.

[14]

Item 6. Exhibits

Exhibits:

31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOTON HOLDING GROUP, INC.
Dated: April 15, 2011	By: /s/ Mariya Kokho
Mariya Kokho, President and Chief Executive Officer and Chief Financial Officer

[15]