Form 10-Q
period 2011-06-30
Soton Holdings Group, Inc.
filed 2011-08-02
CIK 1502774

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of August 2, 2011
Common Stock, $0.001	3,175,000

[2]

SOTON HOLDING GROUP, INC.

FORM 10-Q

[3]

Part I FINANCIAL INFORMATION

Item 1. Financial Statements

SOTON HOLDING GROUP, INC. (A Development Stage Company) Balance Sheet (Unaudited)
Assets
	June 30, 2011 (Unaudited)	September 30, 2010 (Audited)
Current Assets
Cash	$48	$22,158
Prepaid Expenses	5,000
Total Current Assets	5,048	22,158
Total Assets	$5,048	$22,158
Liabilities and Stockholders’ Equity (deficit)
Current Liabilities
Loan from Director	$349	$349
Total Current Liabilities	349	349
Stockholders’ Equity (deficit)
Common stock, $0.001par value, 75,000,000 shares authorized;
3,175,000 shares issued and outstanding	3,175	3,175
Additional paid-in-capital	19,575	19,575
Deficit accumulated during the development stage	(18,051)	(941)
Total stockholders’ equity	4,699	21,809
Total liabilities and stockholders’ equity	$5,048	$22,158
The accompanying notes are an integral part of these financial statements.

[4]

SOTON HOLDING GROUP, INC. (A Development Stage Company) Statement of Operations (Unaudited)
	Three Months ended June 30, 2011	Nine Months ended June 30, 2011	From Inception on June 9, 2010 to June 30, 2011
Expenses
General and Administrative Expenses	$ 6,267	$ 17,110	$18,051
Net (loss) from Operation before Taxes	(6,267)	(17,110)	(18,051)
Provision for Income Taxes	0	0	0
Net (loss)	$ (6,267)	$ (17,110)	$(18,051)
(Loss) per common share – Basic and diluted	$ (0.00)	$ (0.00)
Weighted Average Number of Common Shares Outstanding	3,175,000	3,175,000
The accompanying notes are an integral part of these financial statements.

[5]

SOTON HOLDING GROUP, INC. (A Development Stage Company) Statement of Cash Flows (Unaudited)
		Nine Months ended June 30, 2011	From Inception on June 9, 2010 to June 30, 2011
Operating Activities
Net (loss)		$(17,110)	$(18,051)
Prepaid Expenses		(5,000)	(5,000)
Net cash (used) for operating activities		(22,110)	(23,051)
Financing Activities
Loans from Director		-	349
Sale of common stock		-	22,750
Net cash provided by financing activities		-	23,099
Net increase (decrease) in cash and equivalents		(18,343)	48
Cash and equivalents at beginning of the period		22,158	0
Cash and equivalents at end of the period		$48	$48

Supplemental cash flow information:

Cash paid for:

Interest	$		$-
Taxes	$		$-

Non-Cash Activities	$		$
The accompanying notes are an integral part of these financial statements.

[6]

SOTON HOLDING GROUP, INC.

(A Development Stage Company)

Notes To Financial Statements

June 30, 2011

(Unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

SOTON HOLDING GROUP, INC. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on June 9, 2010 and it is in the business of wine bottles distribution. The Company is in the development stage as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities. The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.  For the period from inception, June 9, 2010 through June 30, 2011 the Company has accumulated losses of $18,051.

NOTE 2 - GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $18,051 as of June 30, 2011 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

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

June 30, 2011

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

June 30, 2011

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

NOTE 5 - INCOME TAXES

As of June 30, 2011, the Company had net operating loss carry forwards of $18,051 that may be available to reduce future years’ taxable income through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 6 - RELATED PARTY TRANSACTONS

On June 9, 2010, related party had loaned the Company $349.  The loan is non-interest bearing, due upon demand and unsecured.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from June 30, 2011 through the date whereupon the financial statements were issued and has determined that there are no items to disclose.

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

Nine Month Period Ended June 30, 2011 Compared to the period from Inception (June 9, 2010) to June 30, 2011

Our net loss for the nine month period ended June 30, 2011 was $17,110 compared to a net loss of $18,051 during the period from inception (June 9, 2010) to June 30, 2011. During the nine month period ended June 30, 2011, we did not generate any revenue.

During the nine month period ended June 30, 2011, we incurred general and administrative expenses and professional fee of $17,110 compared to $18,051 incurred during the period from inception (June 9, 2010) to June 30, 2011. General and administrative and professional fee expenses incurred during the nine month period ended June 30, 2011 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

The weighted average number of shares outstanding was 3,175,000 for the nine month period ended June 30, 2011.

[11]

Liquidity and Capital Resources

Nine Month Period Ended June 30, 2011

As at June 30, 2011, our current assets were $5,048 compared to $22,158 in current assets at September 30, 2010. As at the nine month period ended June 30, 2011, current assets were comprised of $48 in cash and $5,000 in prepaid expenses. As at June 30, 2011, our current liabilities were $349. Current liabilities were comprised of $349 in loan from director.

Stockholders’ equity decreased from $21,809 as of September 30, 2010 to $4,699 as of June 30, 2011.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine month period ended June 30, 2011, net cash flows used in operating activities was $22,110 consisting of a net loss of $17,110 and increase in prepaid expenses of $5,000. Net cash flows used in operating activities was $23,051 for the period from inception (June 9, 2010) to June 30, 2011.

Cash Flows from Investing Activities

For the nine month period ended June 30, 2011, we did not generate any cash flows from investing activities.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the nine month period ended June 30, 2011, we did not generate any cash flows from financing activities. For the period from inception (June 9, 2010) to June 30, 2011, net cash provided by financing activities was $23,099 received from proceeds from issuance of common stock and loan from director.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next nine months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine-month period ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SOTON HOLDING GROUP, INC.
Dated: August 2, 2011	By: /s/ Mariya Kokho
Mariya Kokho, President and Chief Executive Officer and Chief Financial Officer

[15]