Form 10-Q/A
period 2011-06-30
Soton Holdings Group, Inc.
filed 2011-08-03
CIK 1502774

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q/A Amendment No.1

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-170330

SOTON HOLDINGS GROUP, INC.

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of August 3, 2011
Common Stock, $0.001	3,175,000

[2]

SOTON HOLDINGS GROUP, INC.

FORM 10-Q/A

[3]

Part I FINANCIAL INFORMATION

Item 1. Financial Statements

SOTON HOLDINGS GROUP, INC. (A Development Stage Company) Balance Sheet (Unaudited)
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

SOTON HOLDINGS GROUP, INC. (A Development Stage Company) Statement of Operations (Unaudited)
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

SOTON HOLDINGS GROUP, INC. (A Development Stage Company) Statement of Cash Flows (Unaudited)
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

SOTON HOLDINGS GROUP, INC.

(A Development Stage Company)

Notes To Financial Statements

June 30, 2011

(Unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

SOTON HOLDINGS GROUP, INC. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on June 9, 2010 and it is in the business of wine bottles distribution. The Company is in the development stage as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities. The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.  For the period from inception, June 9, 2010 through June 30, 2011 the Company has accumulated losses of $18,051.

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

SOTON HOLDINGS GROUP, INC.

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

SOTON HOLDINGS GROUP, INC.

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

[10]

Letter of Intent with Potential Customer

On September 30, 2010 Khan Krum Winery, a Bulgarian company, signed a non-binding Letter of Intent to declare their intention to purchase Bordeaux Style wine bottle from Soton Holdingss Group, Inc. By this letter, Khan Krum Winery confirm with full responsibility that they are willing and able to enter into a contract for the purchase of the Bordeaux Style wine bottle produced in China and that funding is available including any import/export permits needed to fulfill this purchase.

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

SOTON HOLDINGS GROUP, INC.
Dated: August 3, 2011	By: /s/ Mariya Kokho
Mariya Kokho, President and Chief Executive Officer and Chief Financial Officer

[15]