Form 10-K
period 2011-09-30
Soton Holdings Group, Inc.
filed 2011-12-29
CIK 1502774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________ to _____________.

Commission file number 000-54564

SOTON HOLDINGS GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	42-1771917
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

180 Madison Avenue, Suite 1702
New York, NY	10016
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code    (281) 724-3810

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes   ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☒   No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☒    No  ☐

Aggregate market value of the voting stock held by non-affiliates: $168,750 as based on last reported sales price of such stock.  The voting stock held by non-affiliates on that date consisted of 675,000 shares of common stock.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☐    No  ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of December 22, 2011, there were 3,175,000 shares of common stock, par value $0.001, issued and outstanding.

Documents Incorporated by Reference

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (c) of the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).  None.

Soton Holdings Group, Inc.

PART I

Explanatory Note

This annual report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”).  These statements are based on management’s beliefs and assumptions, and on information currently available to management.  Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management's Discussion and Analysis of Financial Condition or Plan of Operation.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,”  “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

Forward-looking statements are not guarantees of future performance.  They involve risks, uncertainties and assumptions.  The Company's future results and shareholder values may differ materially from those expressed in these forward-looking statements.  Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM 1 – BUSINESS

Corporate History

Soton Holdings Group, Inc. (“We,” “Soton” or “Company”) was incorporated in Nevada on June 9, 2010, under the laws of the State of Nevada, and has historically operated a wine bottle distribution business. Since inception and through September 30, 2011, our business operations were limited to primarily, the development of a business plan, the completion of private placements for the offer and sale of our common stock for aggregate proceeds of $22,750, discussing the supply of wines bottles with potential customers, and the signing of a Letter of Intent with our potential customer, Khan Krum Winery, a private Bulgarian company producing wine. The letter of intent is a document that only expresses a stated intent for future negotiation.  On November 25, 2010, we entered into a Bottle Supply Agreement with Hangzhou Yangcheng Company, Ltd., a Chinese bottle producer, wherein we agreed to purchase wine bottles from Hangzhou.  On August 15, 2011, we signed an Amendment No. 1 to the Bottle Supply Agreement with Hangzhou wherein we modified our obligation to purchase bottles under the agreement, eliminating the requirement to make a minimum purchase of bottles, as well the termination provisions.  We are a development stage company and cannot state with certainty whether we will achieve profitability. We do not have revenues, have minimal assets and have incurred losses since inception. Our auditors have issued a going concern opinion.  This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months.

On November 22, 2011, we underwent a change of control when our two largest shareholders sold their shares in the company to Petrina Advisors, Inc., and, as a result of that transaction, a new Board of Directors and new executive officers were appointed.  Our new management has decided to pursue a new direction for the company, most likely in the oil and gas industry.  As a result, on December 16, 2011, we filed a Preliminary Information Statement on Schedule 14-C disclosing that the holder of a majority of our common stock voted to (i) approve an amendment to the Company’s Articles of Incorporation to (a) change the name of the Company from Soton Holdings Group, Inc. to “Rio Bravo Oil, Inc.”, (b) increase the authorized common stock from 75,000,000 shares, par value $0.001, to 120,000,000 shares, par value $0.001, and (c) create a class of preferred stock, consisting of 30,000,000 shares, par value $0.001, the rights, privileges, and preferences of which may be set by the Company’s Board of Directors without further shareholder approval; and (ii) grant the Board of Directors the authority to amend the Company’s Articles of Incorporation in the future for the purpose of effectuating a forward stock split at a ratio between 2-for-1 and 35-for-1 without further approval by the shareholders.  Although these actions have been approved by the holder of a majority of our voting securities we cannot effect these actions until we have filed a Definitive Information Statement on Schedule 14-C, mailed the Information Statement to our shareholders, at least 20 days have passed since we mailed the document to our shareholders, properly notify FINRA under FINRA Rule 6490, and FINRA has approved the actions.  We hope to effect these actions on or before the end of January, 2012.

As noted above, the primary purpose of these corporate actions is to prepare the company for a new business focus which our management currently plans to be in the oil and gas industry with the likely shift being accomplished by acquiring existing oil and gas companies, leases and/or interests. However, we do not currently have any agreements in place to purchase any oil and gas companies, leases and/or interests and if our management’s plans in that regard fail we could still pursue interests in the wine bottle distribution business.

Since the change of control transaction and decision to pursue a new business focus did not occur until after our fiscal year end (September 30, 2011), because we still have agreements in place related to our wine distribution business, and because we could still ultimately end up pursuing that business focus, the following discussion relates to that business.  Our current management does not have any experience in the wine distribution business.  This discussion is followed by a brief discussion of our current managements intentions about a new business focus which follows the discussion of our business through September 30, 2011.

General Business Overview as of September 30, 2011

We were formed as a corporation pursuant to the laws of Nevada on June 9, 2010. We have not started operations. To date, we have signed of a Letter of Intent with a potential customer, Khan Krum Winery, a private Bulgarian company producing wine and have primarily been involved in organizational activities. On November 25, 2010, we entered into a Bottle Supply Agreement with Hangzhou Yangcheng Company, Ltd., a Chinese bottle producer, wherein we agreed to purchase wine bottles from Hangzhou.  On August 15, 2011, we signed an Amendment No. 1 to the Bottle Supply Agreement with Hangzhou wherein we modified our obligation to purchase bottles under the agreement, eliminating the requirement to purchase a minimum number of bottles, as well the termination provisions.  Our plan of operation is forward-looking and there is no assurance that we will ever complete our plan of operation.  We are a development stage company and have not earned any revenue and have only recently commenced operations.

From inception and at September 30, 2011, our business was the distribution of wine bottles produced in China with the plan to offer our products at prices marked-up from 20% to 30% of our purchase price.

Our working capital as at September 30, 2011 was $2,463.  The total estimated amount of funds required to develop the wine bottle distribution business is estimated to be $24,000.  If we pursued the wine bottle distribution business, we anticipate that the minimum additional capital necessary to fund our planned operations for the next 12-month period would be approximately $10,000 and would be needed for general administrative expenses, business development, marketing costs, support materials and costs associated with being a public reporting company.  We have not generated any revenue from operations to date.  If we elected to try and expand our wine bottle distribution business, we anticipate that we would have to raise additional funding.   The most likely source of future funds available to us is through the sale of additional shares of common stock or advances from our officers and/or directors, but we do not have any agreements in place with them for an future fund advances.

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

Hangzhou Yangcheng Company, Ltd. has been producing wine bottles for 9 years. The bottles supplied by Hangzhou Yangcheng Company, Ltd. would be produced using generally accepted standards, weight within acceptable range, meet color, transparency and geometry requirements and therefore are high quality.

To minimize problems associated with the purchase of low-quality, damaged or misrepresented products, we would only utilize suppliers providing a 30 day full-money-refund/exchange return policy to purchase wine bottles. However, rectification of the above mentioned problems as well shipping time needed to return low-quality, damaged or misrepresented products to a supplier can be time consuming, which may negatively affect our operating results.

Product Overview

A wine bottle is a bottle used for holding wine, and is, generally speaking, made of glass. Some wines are fermented in the bottle; others are bottled only after fermentation. The standard bottle contains 750 ml, although this is a relatively recent development. Wine bottles are usually sealed with cork, but screw-top caps are becoming popular, and there are several other methods used to seal a bottle.

Research by our prior management indicated that wine producers in Portugal, Italy, Spain, France and Germany, generally speaking, follow the tradition of their local areas in choosing the shape of bottle most appropriate for their wine

Prior management’s research also indicated that many North and South American, South African, and Australasian wine producers select the bottle shape they wish to associate their wines with. For instance, a producer who believes his wine is similar to Burgundy may choose to bottle his wine in Burgundy-style bottles. Other producers (both in and out of Europe) have chosen idiosyncratic bottle styles for marketing purposes. The home wine maker may use any bottle, as the shape of the bottle does not affect the taste of the finished product. We have found that the sole exception is in producing sparkling wine, where thicker-walled bottles should be used to handle the excess pressure.

The traditional colors used for wine bottles are:

Bordeaux: dark green for reds, light green for dry whites, clear for sweet whites;

Burgundy and the Rhone: dark green;

Mosel and Alsace: dark to medium green, although some producers have traditionally used amber;

Rhine: amber, although some producers have traditionally used green; and

Champagne: Usually dark to medium green. Rosé champagnes are usually a colorless or green.

With respect to clear bottles, our research indicates that they have recently become gained some market acceptance with white wine producers in many countries, including Greece, Canada and New Zealand. Most red wine worldwide is still bottled in green glass.

Clients

Our current management does not have any connections in the wine industry and if we elected to pursue that business we would not have any experience or access to clients, other than relationships established by our prior management.

Letter of Intent with Potential Customer

On September 30, 2010, Khan Krum Winery, a Bulgarian company, signed a non-binding Letter of Intent to declare their intention to purchase Bordeaux Style wine bottle from Soton Holdings Group, Inc. By this letter, Khan Krum Winery confirm with full responsibility that they are willing and able to enter into a contract for the purchase of the Bordeaux Style wine bottle produced in China and that funding is available including any import/export permits needed to fulfill this purchase. The value of an executed letter of intent is approximately $4,000-$4,800 per year. The signed letter of intent was an arm's length transaction. The letter of intent is a document that only expresses a stated intent for future negotiation.

Khan Krum Winery

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

We believe that these characteristics would make Khan Krum Winery a desirable potential initial purchaser of our wine bottles.

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

The agreement with Hangzhou Yangcheng Company, Ltd. is for six months which commences on the day of first shipment, and it is not a binding agreement on either party since the terms of the agreement commence at some unspecified future date. Under terms of the agreement we are obligated to purchase 12,000 bottles. The bottle purchase agreement requirements are during six month period or may extend to the 12 month extension. The agreement with Hangzhou Yangcheng Company, Ltd. contains the following material terms:

1.02  Purchase Price. Prices are stated in U.S. dollars (USD). The price to be paid by Buyer for each type of bottle shall be price USD 0.15 per Bottle as set forth in Schedule “B” hereto. The purchase price for each type of Bottle shall remain firm throughout the term of this Agreement unless Seller and Buyer agree otherwise in writing.

2.01 Term. This agreement shall commence on the day of first shipment and shall continue for a period of 6 months, unless extended pursuant to Section 2.02.

2.02 Term Extension. This Agreement term shall be extended for additional 12 months term beyond the term set forth in Section 2.01 unless either party gives written notice to the other at least 30 days prior to the end of the original term.

3.01 Quantity of Bottles. During the term of this Agreement Buyer shall purchase a minimum of 100% of Bottles (the “Minimum Quantity”) from Seller as set forth in Schedule “B” hereto.

4.01 Payment Term. The advance payment is 30%; remaining 70% is due upon receipt by Buyer of Shipped Onboard Bill of Lading (B/L) by fax or e-mail.

5.02 Delivery. All deliveries will be FOB Ningbo/Shanghai.  Buyer shall pay all shipping costs from that point.

On August 15, 2011, the parties agreed to amend the Bottle Supply Agreement as necessary to redefine the term Minimum Quantity as defined in Section 3.01 of the Agreement and indicated on Schedule B of the Agreement, to be zero bottles and that we are not required to purchase any bottles from Hangzhou during the term of the Agreement.  Under the terms of the Agreement, if we purchase bottles of the type, size and specifications on Schedule A of the Agreement, during the term of the Agreement, we must purchase the bottles from Hangzhou, but there is no minimum bottle requirement.  Additionally, the parties agreed to amend the Agreement as necessary, to make the term of the Agreement one year from the date of the Agreement and may be terminated by either party upon ten (10) days written notice to the other party at the address specified in the Agreement.  All other provisions of the Agreement remain in full force and effect.

Competition

If we elected to pursue the wine bottle distribution business, the wine bottle distribution industry is extremely fragmented and competitive. Competitors will include companies with substantial customer bases and working history. There can be no assurance that we can maintain a competitive position against current or future competitors, particularly those with greater financial, client database, marketing, service, technical and other resources. Our failure to maintain a competitive position within the market would have a material adverse effect on our business, financial condition and results of operations. There could be no assurance that we will be able to compete successfully against current and future competitors, and competitive pressures faced by us may have a material adverse effect on our business, financial condition and results of operations.

Currency Rate Fluctuations

Under arrangements put in place by our prior management if we elected to pursue the wine bottle distribution business we would likely purchase all our products in China from Chinese manufactures which operations are in Chinese Yuan so we would be affected by changes in foreign exchange rates.

Government Regulation

We would be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the export of wine bottle in any jurisdiction which we would conduct activities.  We do not believe that government regulation would have a material impact on the way we conduct our business.

Employees

We are a development stage company and we have no employees as of the date of this prospectus, other than our officers and two directors.

Research and Development Expenditures

We have not incurred any other research or development expenditures since our incorporation.

Subsidiaries

We do not have any subsidiaries.

Patents and Trademarks

We do not own, either legally or beneficially, any patents or trademarks.

Offices

Our office is currently located at 180 Madison Avenue, Suite 1702, New York, NY 10016.  Our telephone number is (281) 724-3810. We do not pay any rent for our current office space, which is provided to us by Petrina Advisors, Inc. (“Petrina”), our largest shareholder, and there is no agreement to pay any rent in the future.

Business Overview Subsequent to September 30, 2011

As noted above, while we are still in the wine bottle distribution business, on November 22, 2011, we underwent a change of control when our two largest shareholders sold their shares in the company to Petrina Advisors, Inc.  As a result of that transaction, a new Board of Directors and new executive officers were appointed.  Our new management has decided to pursue a new direction for the company, most likely in the oil and gas industry, but we don’t have any agreements in place to purchase or lease any oil and gas businesses or operations.  On December 16, 2011, we filed a Preliminary Information Statement on Schedule 14-C disclosing that the holder of a majority of our common stock voted to (i) approve an amendment to the Company’s Articles of Incorporation to (a) change the name of the Company from Soton Holdings Group, Inc. to “Rio Bravo Oil, Inc.”, (b) increase the authorized common stock from 75,000,000 shares, par value $0.001, to 120,000,000 shares, par value $0.001, and (c) create a class of preferred stock, consisting of 30,000,000 shares, par value $0.001, the rights, privileges, and preferences of which may be set by the Company’s Board of Directors without further shareholder approval; and (ii) grant the Board of Directors the authority to amend the Company’s Articles of Incorporation in the future for the purpose of effectuating a forward stock split at a ratio between 2-for-1 and 35-for-1 without further approval by the shareholders.  Although these actions have been approved by the holder of a majority of our voting securities we cannot effect these actions until we have filed a Definitive Information Statement on Schedule 14-C, mailed the Information Statement to our shareholders, at least 20 days have passed since we mailed the document to our shareholders, properly notify FINRA under FINRA Rule 6490, and FINRA has approved the actions.  We hope to effect these actions on or before the end of January, 2012.

ITEM 1A. – RISK FACTORS.

As a smaller reporting company we are not required to provide a statement of risk factors. However, we believe this information may be valuable to our shareholders for this filing. We reserve the right to not provide risk factors in our future filings. Our primary risk factors and other considerations include:

Because our auditors have issued a going concern opinion, there is substantial uncertainty that we will continue operations in which case you could lose your investment.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business. As such we may have to cease operations and you could lose your investment.

If we do not obtain additional financing, our business will fail.

While at September 30, 2011, we had cash on hand of $33 we have accumulated a deficit of $20,287 in business development and administrative expenses.  At this rate, we do not expect that we will be able to continue operations for one year without additional funding.  We anticipate that additional funding will be needed for general administrative expenses and marketing costs.  We have not generated any revenue from operations to date.

We have a very limited history of operations and there is no assurance our future operations will result in revenues or profitability. If we cannot generate sufficient revenues to operate profitably, we will suspend or cease operations.

We were incorporated on June 9, 2010, and our net loss since inception is $20,287.  We have very little operating history upon which an evaluation of our future success or failure can be made.  Our ability to achieve and maintain profitability and positive cash flow is dependent upon the completion of our future equity or debt financing and our ability to profitably distribute our product.  Based upon current plans, we expect to incur operating losses in the foreseeable future because we will be incurring large expenses and generating small revenues.  Failure to generate significant revenues in the future will cause us to go out of business.

If we elect to stay in the wine bottle distribution business, our current management has no experience in the industry.

As noted above, on November 22, 2011, we underwent a change of control when our two largest shareholders sold their shares in the company to Petrina Advisors, Inc., and, as a result of that transaction, a new Board of Directors and new executive officers were appointed.  Our new management has decided to pursue a new direction for the company, most likely in the oil and gas industry.  Our current management does not have any experience in the wine bottle distribution business and if forced to pursue this business our ability to succeed in that business segment would be limited by our management’s lack of experience.

The wine bottle distribution business is subject to numerous risks and if we elected to pursue that business we would be subject to those risks.

If we elect to pursue the wine bottle distribution business we would be subject to numerous risks associated with that industry, including competition from much larger wine bottle distributors, dependence on retailer and customer acceptance of wine products bottled with our wine bottles, dependence on independent, third party bottle manufacturers, price competition, and foreign currency rate fluctuations.

Our management is currently pursuing other possible businesses for our operations, including the oil and gas industry, and we may not be successful in developing those new operations.

Our new management is currently exploring the possibility of exploring other business segments instead of the wine bottle distribution business.  Management is currently looking at possible oil and gas companies and operations, but there is no guarantee we will pursue that business segment or any other business segment, and even if we do, there are many risks associated with any business segment which could have a detrimental impact on our chances for success.

Because our president and has other business interests, he may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail.

Our President, Paul Vassilakos, will only be devoting limited time to our operations.  Mr. Vassilakos intends to devote approximately 30% (twelve hours a week) of his business time to our affairs. Because he will only be devoting limited time to our operations, our operations may be sporadic and occur at times which are convenient to him. As a result, operations may be periodically interrupted or suspended which could result in a lack of revenues and a possible cessation of operations.  It is possible that the demands on Mr. Vassilakos from his other obligations could increase with the result that he would no longer be able to devote sufficient time to the management of our business.  In addition, Mr. Vassilakos may not possess sufficient time for our business if the demands of managing our business increase substantially beyond current levels.

Because our officers and directors own as a group 78.74% of our issued and outstanding common stock, they could make and control corporate decisions that may be disadvantageous to minority shareholders.

Our officers and directors, Paul Vassilakos and Miles Leahy, own as a group approximately 78.74% of the issued and outstanding shares of our common stock.  Accordingly, they will be able to determine the outcome of all corporate transactions or other matters that require shareholder approval, including but not limited to, the election of directors, mergers, consolidations, and the sale of all or substantially all of our assets. They will also have the power to prevent or cause a change in control. The interests of our officers and sole director may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

Any additional funding we arrange through the sale of our common stock will result in dilution to existing shareholders.

We must raise additional capital in order for our business plan to succeed.  Our most likely source of additional capital will be through the sale of additional shares of common stock.  Such stock issuances will cause stockholders’ interests in our company to be diluted.  Such dilution will negatively affect the value of investors’ shares.

We do not expect to pay dividends in the foreseeable future.

We have never paid any dividends on our common stock.  We do not expect to pay cash dividends on our common stock at any time in the foreseeable future.  The future payment of dividends directly depends upon our future earnings, capital requirements, financial requirements and other factors that our board of directors will consider. Since we do not anticipate paying cash dividends on our common stock, a return on your investment, if any, will depend solely on an increase, if any, in the market value of our common stock.

There is only a limited trading market for our securities, and if a market for our common stock does not develop, shareholders may be unable to sell their shares.

Our shares are currently listed on the OTC Bulletin Board under the ticker symbol “SDGU” but there is currently only a limited market for our common stock and we can provide no assurance that a market will develop.  If no market is ever developed for our shares, it will be difficult for shareholders to sell their stock.  In such a case, shareholders may find that they are unable to achieve benefits from their investment.

Our shares of common stock are subject to the “penny stock’ rules of the securities and exchange commission and the trading market in our securities will be limited, which will make transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks.”  Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).  Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market.  A broker-dealer must also provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer, and sales person in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer's account.  In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.  These disclosure requirements may have the effect of reducing the trading activity in the secondary market for stock that becomes subject to those penny stock rules.  If a trading market for our common stock develops, our common stock will probably become subject to the penny stock rules, and shareholders may have difficulty in selling their shares.

The trading price of our common stock will likely fluctuate significantly and stockholders may have difficulty reselling their shares.

Our common stock is listed on the Over-the-Counter Bulletin Board under the ticker symbol “SDGU”.. Due to the extremely small numbers of holders of our common stock it will sharply limit liquidity of the shares, and there is a volatility associated with Bulletin Board securities in general and the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock: (i) disappointing results from our discovery or development efforts; (ii) failure to meet our revenue or profit goals or operating budget; (iii) decline in demand for our common stock; (iv) downward revisions in securities analysts' estimates or changes in general market conditions; (v) technological innovations by competitors or in competing technologies; (vi) lack of funding generated for operations; (vii) investor perception of our industry or our prospects; and (viii) general economic trends.

Anti-takeover effects of certain provisions of Nevada state law hinder a potential takeover of the company.

Though not now, we may be or in the future we may become subject to Nevada’s control share law. A corporation is subject to Nevada’s control share law if it has more than 200 stockholders, at least 100 of whom are stockholders of record and residents of Nevada, and it does business in Nevada or through an affiliated corporation. The law focuses on the acquisition of a “controlling interest” which means the ownership of outstanding voting shares sufficient, but for the control share law, to enable the acquiring person to exercise the following proportions of the voting power of the corporation in the election of directors:  (i) one-fifth or more but less than one-third, (ii) one-third or more but less than a majority, or (iii) a majority or more. The ability to exercise such voting power may be direct or indirect, as well as individual or in association with others.

 The effect of the control share law is that the acquiring person, and those acting in association with it, obtains only such voting rights in the control shares as are conferred by a resolution of the stockholders of the corporation, approved at a special or annual meeting of stockholders. The control share law contemplates that voting rights will be considered only once by the other stockholders. Thus, there is no authority to strip voting rights from the control shares of an acquiring person once those rights have been approved. If the stockholders do not grant voting rights to the control shares acquired by an acquiring person, those shares do not become permanent non-voting shares. The acquiring person is free to sell its shares to others. If the buyers of those shares themselves do not acquire a controlling interest, their shares do not become governed by the control share law.

If control shares are accorded full voting rights and the acquiring person has acquired control shares with a majority or more of the voting power, any stockholder of record, other than an acquiring person, who has not voted in favor of approval of voting rights is entitled to demand fair value for such stockholder’s shares.

Nevada’s control share law may have the effect of discouraging takeovers of the corporation.  In addition to the control share law, Nevada has a business combination law which prohibits certain business combinations between Nevada corporations and “interested stockholders” for three years after the “interested stockholder” first becomes an “interested stockholder,” unless the corporation’s board of directors approves the combination in advance. For purposes of Nevada law, an “interested stockholder” is any person who is (i) the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the outstanding voting shares of the corporation, or (ii) an affiliate or associate of the corporation and at any time within the three previous years was the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the then outstanding shares of the corporation. The definition of the term “business combination” is sufficiently broad to cover virtually any kind of transaction that would allow a potential acquiror to use the corporation’s assets to finance the acquisition or otherwise to benefit its own interests rather than the interests of the corporation and its other stockholders.

The effect of Nevada’s business combination law is to potentially discourage parties interested in taking control of us from doing so if it cannot obtain the approval of our board of directors.

ITEM 1B – UNRESOLVED STAFF COMMENTS

This Item is not applicable to us as we are not an accelerated filer, a large accelerated filer, or a well-seasoned issuer; however, we have not received written comments from the Commission staff regarding our periodic or current reports under the Securities Exchange Act of 1934 within the last 180 days before the end of our last fiscal year.

ITEM 2 – PROPERTIES

Beginning on November 22, 2011 we moved our executive office space to the location of Petrina Advisors, Inc., our largest shareholder and an entity controlled by Paul Vassilakos, one of our officers and directors.  We do not pay any rent for this location and are on a month-to-month basis at the pleasure of Petrina Advisors, Inc.

ITEM 3 - LEGAL PROCEEDINGS

We are not a party to any litigation proceedings.

Litigation is subject to inherent uncertainties, and unfavorable rulings could occur.  If an unfavorable ruling were to occur in any of the above matters, there could be a material adverse effect on our financial condition, results of operations or liquidity

ITEM 4 – (REMOVED AND RESERVED).

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently listed on the OTC Bulletin Board under the symbol “SDGU.”  We began listing on the OTC Bulletin Board on March 17, 2011.

The following table sets forth the high and low bid information for each quarter within the two most recent fiscal years.  The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

Fiscal Year
Ended		Bid Prices
September 30,	Period	High	Low

2010	First Quarter	N/A	N/A
	Second Quarter	N/A	N/A
	Third Quarter	N/A	N/A
	Fourth Quarter	N/A	N/A

2011	First Quarter	N/A	N/A
	Second Quarter	$0.00	$0.00
	Third Quarter	$0.25	$0.15
	Fourth Quarter	$0.25	$0.15

2012	First Quarter	$0.25	$0.15

The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock.  The Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to a few exceptions which we do not meet.  Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith.

Holders

As of September 30, 2011, there were 3,175,000 shares of our common stock outstanding held by 28 holders of record of our common stock and numerous shareholders holding shares in brokerage accounts.  Of these shares, 675,000 were held by non-affiliates.  On the cover page of this filing we calculated our market capitalization at $168,750.  This calculation used a value of $0.25 per share, which was closing price of our common stock on the OTC Bulletin Board on December 22, 2011.

Dividends

We have not paid any dividends nor do we plan to in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

There are no outstanding options or warrants to purchase shares of our common stock under any equity compensation plans.
As a result, we did not have any options, warrants or rights outstanding as of September 30, 2011.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	- 0 -	- 0 -	- 0 -
Equity compensation plans not approved by security holders	- 0 -	- 0 -	- 0 -
Total	- 0 -	- 0 -	- 0 -

Recent Issuance of Unregistered Securities

We did not issue any unregistered securities during the fiscal quarter ended September 30, 2011.

If our stock is listed on an exchange we will be subject to the Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. The Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to a few exceptions which we do not meet. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith.

ITEM 6 – SELECTED FINANCIAL DATA

As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-Looking Statements

This annual report on Form 10-K of Soton Holdings Group, Inc. for the year ended September 30, 2011 contains forward-looking statements, principally in this Section and “Business.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements which apply only as of the date of this annual report. These forward-looking statements are within the meaning of Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

We believe it is important to communicate our expectations to our investors. There may be events in the future; however, that we are unable to predict accurately or over which we have no control. The risk factors listed in this filing, as well as any cautionary language in this annual report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Factors that could cause actual results or events to differ materially from those anticipated, include, but are not limited to: our ability to successfully maintain a credit facility to purchase new and used machines, manufacture new products; the ability to obtain financing for product acquisition; changes in product strategies; general economic, financial and business conditions; changes in and compliance with governmental regulations; changes in various tax laws; and the availability of key management and other personnel.

Critical Accounting Policies

Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. We review our estimates on an on-going basis, including those related to sales allowances, the allowance for doubtful accounts, inventory reserves, long-lived assets, income taxes and litigation. We base our estimates on our historical experience, knowledge of current conditions and our beliefs of what could occur in the future considering available information. Actual results may differ from these estimates, and material effects on our operating results and financial position may result.

Recent Accounting Pronouncements

In December 2010, the FASB issued an accounting standard update 2010-29 that addresses the disclosure of supplementary pro forma information for business combinations. This update clarifies that when public entities are required to disclose pro forma information for business combinations that occurred in the current reporting period, the pro forma information should be presented as if the business combination occurred as of the beginning of the previous fiscal year when comparative financial statements are presented. This update is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company believes that the adoption of this standard will not materially expand the consolidated financial statement footnote disclosures.

Business Overview

We were incorporated in Nevada on June 9, 2010, under the laws of the State of Nevada, for the purpose of operating a wine bottle distribution business. Since inception and through September 30, 2011, our business operations were limited to primarily, the development of a business plan, the completion of private placements for the offer and sale of our common stock for aggregate proceeds of $22,750, discussing the supply of wines bottles with potential customers, and the signing of a Letter of Intent with our potential customer, Khan Krum Winery, a private Bulgarian company producing wine. The letter of intent is a document that only expresses a stated intent for future negotiation.  On November 25, 2010, we entered into a Bottle Supply Agreement with Hangzhou Yangcheng Company, Ltd., a Chinese bottle producer, wherein we agreed to purchase wine bottles from Hangzhou.  On August 15, 2011, we signed an Amendment No. 1 to the Bottle Supply Agreement with Hangzhou wherein we modified our obligation to purchase bottles under the agreement, eliminating the requirement to purchase a minimum number of bottles, as well the termination provisions.  We are a development stage company and cannot state with certainty whether we will achieve profitability. We do not have revenues, have minimal assets and have incurred losses since inception. Our auditors have issued a going concern opinion.  This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months.

We recently underwent a change of control and are currently evaluating shifting our business focus away from wine bottle distribution to the oil and gas industry.  If we elect to pursue this new business focus we will look at potential oil and gas companies, properties and leases to acquire.  We do not currently have any such companies, properties or leases targeted.

Results of Operations for the Year Ended September 30, 2011 and the Period June 9, 2010, Date of Inception, Through September 30, 2010

The three and one-half month period ending September 30, 2010 is not comparable to the year period ending September 30, 2011 and therefore we have not compared the two periods in the discussion below.

Introduction

For the twelve months ended September 30, 2011, we generated no revenue, and therefore had no corresponding cost of sales.   We had a net loss of $19,346.  For the year ended September 30, 2010, we also had no revenue and no cost of sales.  We had a net loss of $941, for year ended September 30, 2010.  An explanation of these numbers and how they relate to our business is contained below.

General and Administrative Expenses

Our general and administrative expenses are those expenses we have related to money spent in operating our business (rent, salaries, telephone charges, etc.) that are not directly associated with production of goods or services.  For the year ended September 30, 2011 our general and administrative expenses were $19,346.  Our general and administrative expenses for the year ended September 30, 2011, primarily consisted of transfer agent fees of $8,539, legal expenses of $3,000, accounting expenses of $4,750 and general corporate expenses of $3,057.  Our general and administrative expenses for the period from June 9, 2010 through September 30, 2010 were $941.  Currently our general and administrative expenses have been primarily related to the public reporting and attainment of working capital to commence our business operations.

Liquidity and Capital Resources

Our principal sources of liquidity consist of cash and cash equivalents and borrowing from various sources. At September 30, 2011, our cash and cash equivalents totaled $33 and we had prepaid expenses totaling $3,379.

At September 30, 2011, we had $949 in debt outstanding, primarily owed to Mariya Kokho, one of our former officers and directors.

Our existing liquidity is not be sufficient to fund our operations, anticipated capital expenditures, working capital and other financing requirements for the foreseeable future. We will need to seek to obtain additional debt or equity financing, especially if we experience downturns or cyclical fluctuations in our business that are more severe or longer than anticipated, or if we experience significant increases in the cost of raw material and manufacturing, lose a significant customer, or increases in our expense levels resulting from being a publicly-traded company. If we attempt to obtain additional debt or equity financing, we cannot assure you that such financing will be available to us on favorable terms, or at all.

Our audited financial statements for the year ended September 30, 2011 indicate there is substantial doubt about our ability to continue as a going concern as we are dependent on our ability to retain short term financing and ultimately to generate sufficient cash flow to meet our obligations on a timely basis in order to attain profitability, as well as successfully obtain financing on favorable terms to fund the company’s long term plans.  We can give no assurance that our plans and efforts to achieve the above steps will be successful.

On December 21, 2011, we issued an unsecured promissory note in the amount of $200,000 to Michael J. Garnick, an unaffiliated lender.  The promissory note accrues interest at 10% per annum and is due on February 15, 2011.  As a condition for issuing the promissory note, we are also obligated to issue 3,000 shares of its common stock to Michael J. Garnick.  As of December 26, 2011, we had not received the funds from Mr. Garnick but expect to receive them shortly.

Cash Flows

The following table sets forth our cash flows for the year ended September 30, 2011 and the period June 9, 2010, date of inception, through September 30, 2010:

	2011	2010
Provided by (used in):
Operating activities	$(22,725)	$(941)
Investing activities	-	-
Financing activities	600	23,099
Net increase (decrease) in cash and cash equivalents	$(22,125)	$22,158

Operating Activities

Net cash used in operating activities was $22,725 for the year ended September 30, 2011.  Our cash used for operating activities for the year ended September 30, 2011 was primarily $3,379 in an increase in prepaid expenses and the remaining amount was used to pay general and administrative expenses.

Investing Activities

There was no net cash provided by (used in) investing activities.

Financing Activities

Net cash provided by financing activities was $600 for the year ended September 30, 2011.  The cash provided by financing activities for the year ended September 30, 2011, consisted of $600 from a loan from a former director.  For the three and one-half month period ended September 30, 2010 the cash provided by financing activities consisted of $22,750 from proceeds of the sale of common stock and $349 in loans from a former director.

Quantitative and Qualitative Disclosures about Market Risk

The only financial instruments we hold are cash and cash equivalents.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Soton Holdings Group, Inc.

We have audited the accompanying balance sheets of Soton Holdings Group, Inc. as of September 30, 2011 and 2010, and the related statements of operations, stockholders’ equity, and cash flows for the year ended September 30, 2011, and the period from inception (June 9, 2010) through September 30, 2010.  Soton Holdings Group, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Soton Holdings Group, Inc. as of September 30, 2011 and 2010, and the results of its operations and its cash flows for the year ended September 30, 2011, and the period from inception (June 9, 2010) through September 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company is in development stage and has incurred operating losses since inception.  These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

L J Soldinger Associates, LLC

Deer Park, Illinois
December 27, 2011

SOTON HOLDINGS GROUP, INC.
(A Development Stage Company)
Balance Sheets

	September 30,
	2011	2010
ASSETS

Current assets
Cash	$33	$22,158
Prepaid Expenses	3,379	-
Total current assets	3,412	22,158

Total assets	$3,412	$22,158

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Loan from former director	$949	$349
Total current liabilities	949	349

Stockholders' equity
Common stock, $0.001 par value, 75,000,000 shares authorized as of September 30, 2011 and 2010; 3,175,000 shares issued and outstanding as of September 30, 2011 and 2010	3,175	3,175
Additional paid-in capital	19,575	19,575
Deficit accumulated during the development stage	(20,287)	(941)
Total stockholders' equity	2,463	21,809

Total liabilities and stockholders' equity	$3,412	$22,158

The accompanying notes are an integral part of these financial statements.

SOTON HOLDINGS GROUP, INC.
(A Development Stage Company)
Statements of Operations

	For Year Ended September 30, 2011	From Inception on June 9, 2010 to September 30, 2010

Expenses
General and administrative expenses	$(19,346)	$(941)

Net loss from operation before taxes	(19,346)	(941)

Provision for income taxes	-	-

Net loss	$(19,346)	$(941)

Loss per common share – basic and diluted	$(0.01)	$(0.00)

Weighted average number of common shares outstanding	3,175,000	2,396,491

The accompanying notes are an integral part of these financial statements.

SOTON HOLDINGS GROUP, INC.
(A Development Stage Company)
Statement of Stockholders’ Equity
From Inception on June 9, 2010 to
September 30, 2011

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders’
	Common Stock		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance at inception on June 9, 2010	-	$-	$-	$-	$-

June 21, 2010
Common shares issued for cash at $0.001	2,500,000	2,500	-	-	2,500

September 29, 2010
Common shares issued for cash at $0.03	675,000	675	19,575	-	20,250

Net loss	-	-	-	(941)	(941)

Balance as of September 30, 2010	3,175,000	3,175	19,575	(941)	21,809

Net loss	-	-	-	(19,346)	(19,346)

Balance as of September 30, 2011	3,175,000	3,175	19,575	$(20,287)	$2,463

The accompanying notes are an integral part of these financial statements.

SOTON HOLDINGS GROUP, INC.
(A Development Stage Company)
Statements of Cash Flows

	For Year Ended September 30, 2011	From Inception on June 9, 2010 to September 30, 2010

Operating activities
Net (loss)	$(19,346)	$(941)
Increase in prepaid expenses	(3,379)	-

Net cash (used) for operating activities	(22,725)	(941)

Financing activities
Loans from a former director	600	349
Sale of common stock	-	22,750

Net cash provided by financing activities	600	23,099

Net increase (decrease) in cash and equivalents	(22,125)	22,158
Cash and equivalents at beginning of the period	22,158	-

Cash and equivalents at end of the period	$33	$22,158

Supplemental cash flow information:

Cash paid for:
Interest	$-	$-
Taxes	-	-

Non-cash activities	$-	$-

The accompanying notes are an integral part of these financial statements.

SOTON HOLDINGS GROUP, INC.
(A Development Stage Company)
Notes to the Financial Statements

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Soton Holdings Group, Inc. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on June 9, 2010 and was originally formed for the business of wine bottle distribution. The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.  For the period from inception, June 9, 2010 through September 30, 2010 the Company has a deficit accumulated during the development stage of $20,287.

NOTE 2 - GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $20,287 as of September 30, 2011 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans and/or private placement of common stock.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Development Stage Entities

The Company is in the development stage as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities and as such is required to provide additional cumulative financial information.

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

SOTON HOLDINGS GROUP, INC.
(A Development Stage Company)
Notes to the Financial Statements

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with the Accounting Standards Codification, “Accounting for Income Taxes”, which requires the use of the asset/liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences).  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Recent Accounting Pronouncements

In December 2010, the FASB issued an accounting standard update 2010-29 that addresses the disclosure of supplementary pro forma information for business combinations. This update clarifies that when public entities are required to disclose pro forma information for business combinations that occurred in the current reporting period, the pro forma information should be presented as if the business combination occurred as of the beginning of the previous fiscal year when comparative financial statements are presented. This update is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company believes that the adoption of this standard will not materially expand the consolidated financial statement footnote disclosures.

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

SOTON HOLDINGS GROUP, INC.
(A Development Stage Company)
Notes to the Financial Statements

NOTE 5 - INCOME TAXES

As of September 30, 2010, the Company had net operating loss carry forwards of $20,287 that may be available to reduce future years’ taxable income through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 6 - RELATED PARTY TRANSACTONS

On June 9, 2010, former CEO, CFO and director, Ms. Mariya Kokho, had loaned the Company $349.  On September 20, 2011, she loaned an additional $600 to the Company.  The loans are non-interest bearing, due upon demand and are unsecured.

NOTE 7 – COMMITMENTS & CONTINGENCIES

On November 25, 2010, we entered into a Bottle Supply Agreement with Hangzhou Yangcheng Company, Ltd., a Chinese bottle producer, wherein we agreed to purchase wine bottles from Hangzhou.  On August 15, 2011, we signed an Amendment No. 1 to the Bottle Supply Agreement with Hangzhou wherein we modified our agreement so that we are no longer obligated to purchase a minimum number of bottles.  The amendment also revised the termination provisions.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from September 30, 2011 through the date whereupon the financial statements were issued and has determined that there are no items to disclose.

On October 17, 2011, the two largest holders of our common stock, as well as our two officers and directors, Ms. Mariya Kokho and Mr. Vasiliy Ignatenko, entered into a Agreement to Purchase Common Stock (the "Agreement") with Petrina Advisors, Inc., a New York corporation ("Petrina"), under which Petrina agreed to purchase an aggregate of 2,500,000 shares of our common stock from Ms. Kokho and Mr. Ignatenko in exchange for $16,000. These shares represent approximately 79% of our outstanding common stock. The transaction closed November 22, 2011.

As noted above, under the Agreement, Ms. Kokho and Mr. Ignatenko, two of our affiliate-shareholders sold shares that represent approximately 79% of our outstanding common stock to Petrina. This transaction resulted in a change of control as Petrina now owns a majority of our outstanding voting securities.

Pursuant to the Agreement, Ms. Mariya Kokho resigned from her positions as our President, Chief Executive Officer, and Chief Financial Officer effective at the close of the transaction - November 22, 2011, and Mr. Vasiliy Ignatenko resigned from his position as our Secretary also effective at the close of the transaction - November 22, 2011.  Ms. Kokho also resigned as a member of our Board of Directors, effective at the close of the transaction.  Prior to the close of the transaction Ms. Kokho loaned the Company $2,000 on November 14, 2011 and $400 on November 21, 2011.  The loans are non-interest bearing, due upon demand and are unsecured.

In conjunction with the close of the transaction, the following additions to our Board of Directors and executive management team occurred:

Mr. Paul Vassilakos, the President of Petrina Advisors, Inc., the holder of approximately 79% of our outstanding common stock, replaced Ms. Kokho as our Chief Executive Officer and Chief Financial Officer, and was appointed to serve on our Board of Directors.  Mr. Miles Leahy replaced Mr. Ignatenko as our Secretary, and was appointed to serve on our Board of Directors.

SOTON HOLDINGS GROUP, INC.
(A Development Stage Company)
Notes to the Financial Statements

NOTE 8 – SUBSEQUENT EVENTS (Continued)

On December 22, 2011, the Company issued an unsecured promissory note in the amount of $200,000 to Michael J. Garnick, an unaffiliated lender. The promissory note accrues interest at 10% per annum and is due on February 15, 2011.  As a condition for issuing the promissory note, the Company is obligated to issue 3,000 shares of its common stock to Michael J. Garnick. As of December 26, 2011, we had not received the funds from Mr. Garnick but expect to receive them shortly.

On December 16, 2011, we filed a Preliminary Information Statement on Schedule 14-C disclosing that the holder of a majority of our common stock voted to (i) approve an amendment to the Company’s Articles of Incorporation to (a) change the name of the Company from Soton Holdings Group, Inc. to “Rio Bravo Oil, Inc.”, (b) increase the authorized common stock from 75,000,000 shares, par value $0.001, to 120,000,000 shares, par value $0.001, and (c) create a class of preferred stock, consisting of 30,000,000 shares, par value $0.001, the rights, privileges, and preferences of which may be set by the Company’s Board of Directors without further shareholder approval; and (ii) grant the Board of Directors the authority to amend the Company’s Articles of Incorporation in the future for the purpose of effectuating a forward stock split at a ratio between 2-for-1 and 35-for-1 without further approval by the shareholders.  Although these actions have been approved by the holder of a majority of our voting securities we cannot effect these actions until we have filed a Definitive Information Statement on Schedule 14-C, mailed the Information Statement to our shareholders, at least 20 days have passed since we mailed the document to our shareholders, properly notify FINRA under FINRA Rule 6490, and FINRA has approved the actions.  We hope to effect these actions on or before the end of January, 2012.

The primary purpose of the corporate actions is to prepare the company for its new business focus which is to shift the focus of our business to the oil and gas industry by acquiring existing oil and gas leases and interests.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On December 21, 2011, we notified Ronald R. Chadwick, P.C., our independent accountants previously engaged as the principal accountants to audit our financial statements that we were dismissing them as our independent accountants.  This dismissal was effective December 15, 2011.  The decision to change accountants was approved by our Board of Directors and did not arise out of any dispute or disagreement with Ronald R. Chadwick, P.C.

Also effective on December 15, 2011, we engaged L J Soldinger Associates LLC, as our independent certified public accountants.  The decision to change accountants was approved by our Board of Directors.

Details regarding this change in our independent accountants can be found in our Current Report on Form 8-K filed with the Securities Exchange Commission on December 28, 2011.

ITEM 9A CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2011, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2011, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A(b).

(b)	Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, as amended, as a process designed by, or under the supervision of, our principal executive and principal financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and any disposition of our assets;
•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, Management has identified the following two material weaknesses that have caused management to conclude that, as of September 30, 2011, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.           We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.           We have not documented our internal controls. We have limited policies and procedures that cover the recording and reporting of financial transactions and accounting provisions. As a result we were delayed in our ability to calculate certain accounting provisions, such as deferred taxes. While we believe these provisions are accounted for correctly in the attached audited financial statements. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

(c)	Remediation of Material Weaknesses

To remediate the material weakness in our documentation, evaluation and testing of internal controls we plan to engage a third-party firm to assist us in remedying this material weakness when we have sufficient funds.

(d)	Changes in Internal Control over Financial Reporting

Our current management believes that we had the material weaknesses stated above as of September 30, 2011, even though our management at the time did not consider the deficiencies as material weaknesses in our prior periodic filings. As a result there have been no changes in our internal control of financial reporting but new management believes there were material weaknesses in internal controls over financial reporting in prior periods.

ITEM 9B – OTHER INFORMATION

There are no events required to be disclosed by the Item.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers, the principal offices and positions held by each person, and the date such person became a director or executive officer. Our executive officers are elected annually by the Board of Directors. The directors serve one year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. Unless described below, there are no family relationships among any of the directors and officers.

Name	Age	Position

Paul Vassilakos	35	Chief Executive Officer, Chief Financial Officer, and a Director (11/2011)

Miles Leahy	29	Secretary and a Director (11/2011)

Mr. Paul Vassilakos, the President of Petrina Advisors, Inc., the holder of approximately 79% of our outstanding common stock, replaced Ms. Kokho as our Chief Executive Officer and Chief Financial Officer, and was appointed to serve on our Board of Directors. Mr. Vassilakos was former President, Former Chief Executive Officer and Former Interim Acting Chief Financial Officer and former Chairman of Red Mountain Resources, Inc. from February 2011 March 2011. Mr. Vassilakos has served as a director of Red Mountain Resources, Inc. since October 2011. Mr. Vassilakos has been the assistant treasurer of Cullen Agricultural Holding Corp. (“CAH”) since October 2009. CAH is a development stage agricultural company which was formed in connection with the business combination between Triplecrown Acquisition Corp. and Cullen Agricultural Technologies, Inc. ("Cullen Agritech") in October 2009. At CAH, Mr. Vassilakos is responsible for business development, maintenance of financial accounts and public company reporting. Prior to CAH's formation, Mr. Vassilakos assisted Triplecrown Acquisition Corp. with the completion of its initial public offering and later the business combination with Cullen Agritech. In July 2007, Mr. Vassilakos founded Petrina Advisors, Inc., a privately held advisory firm formed to provide investment banking services for public and privately held companies, and has served as its President since its formation. Petrina’s clients have primarily consisted of companies which collectively held over one billion dollars in trust, with the aim of completing reverse mergers with privately held companies. Mr. Vassilakos also founded and, since December 2006, serves as the vice president of, Petrina Properties Ltd., a privately held real estate holding company. In July 2007, Mr. Vassilakos was engaged as a consultant to assist Endeavor Acquisition Corp. with its business combination with American Apparel Inc., a California based retail apparel company, which was completed in December 2007. From February 2002 through June 2007, Mr. Vassilakos served as Vice President of Elmsford Furniture Corp., a privately held furniture retailer in the New York area. From July 2000 through January 2002, Mr. Vassilakos was an Associate within the Greek Coverage Group of Citigroup’s UK Investment Banking Division. During this time, Mr. Vassilakos assisted with the execution of M&A transactions, securitizations, as well as debt and equity offerings for some of Greece’s largest publicly traded companies, including OTE and Antenna TV. From July 1998 through July 2000, Mr. Vassilakos was an Analyst within the Industrial Group of Salomon Smith Barney’s New York Investment Banking Division. During this time, Mr. Vassilakos assisted with the execution of M&A transactions, as well as debt and equity offerings for large U.S. publicly-traded industrial companies, including Alcoa, Inc. and Cyprus Amax. From February 1996 through June 1998, Mr. Vassilakos was a Registered Securities Representative at Paine Webber CSC - DJS Securities Ltd, during which time he provided securities brokerage services to private clients. Mr. Vassilakos received a BS in finance from the Leonard N. Stern Undergraduate School of Business in 1998 and was a licensed Registered Securities Representative (Series 7 and 63) from February 1996 through February 2002.

Mr. Miles Leahy replaced Mr. Ignatenko as our Secretary, and was appointed to serve on our Board of Directors. Mr. Miles Leahy has been Managing Director of Nucopia Partners Limited (“Nucopia”) since January, 2011. Nucopia is a London based corporate finance boutique focused on small cap transactions globally in both private and public markets with a particular focus on U.S. publicly-listed companies. At Nucopia, Mr. Leahy is focused on corporate advisory services, capital raising and structuring on behalf of private investors and private and public companies. Prior to Nucopia, from January 2010 to September 2010 Mr. Leahy served as acting Director of Business Development of Cullen Agricultural Holding Corp. (“CAH”), a publicly-listed company based in the United States where he was responsible for business development and corporate strategy. Prior to CAH's formation, Mr. Leahy assisted Triplecrown Acquisition Corp. with the completion of its initial public offering and later the business combination with CAH. From March, 2008 to December, 2009, Mr. Leahy acted as a consultant to Victory Acquisition Corp and Triplecrown Acquisition Corp., two special purpose acquisition companies listed on the American Stock Exchange with a combined USD $880mn under management where he was focused on deal origination and structuring. From March 2006 to March 2008 Mr. Leahy was a member of Ernst & Young’s London-based financial services corporate finance team focused on M&A advisory work. Mr. Leahy received a Bachelor of Science (BS) degree from Imperial College, University of London.

All of our officers and other personnel are independent contractors and will continue to be until we have sufficient time and resources to hire them as employees. We do not currently have any written agreements with any of our officers or directors.

Other Directorships

None of our officers and directors are directors of any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

Audit Committee

We do not currently have an audit committee.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

During the most recent fiscal year, to the Company’s knowledge, the following delinquencies occurred:

Name	No. of Late Reports	No. of Transactions Reported Late	No. of Failures to File
Paul Vassilakos	0	0	0
Miles Leahy	0	0	0

Board Meetings and Committees

During the fiscal year ended September 30, 2011, the Board of Directors met on a regular basis and took written action on numerous other occasions. All the members of the Board attended the meetings. The written actions were by unanimous consent

Code of Ethics

We have not adopted a written code of ethics, primarily because we believe and understand that our officers and directors adhere to and follow ethical standards without the necessity of a written policy.

ITEM 11 - EXECUTIVE COMPENSATION

Executive Officers and Directors

The following tables set forth certain information about compensation paid, earned or accrued for services by (i) the Company’s Chief Executive Officer and (ii) all other executive officers who earned in excess of $100,000 in the period from our fiscal years September 30, 2011 and 2010 (“Named Executive Officers”):

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Paul Vassilakos	2011	-	-	-	-	-	-	-	-
CEO, CFO	2010	-	-	-	-	-	-	-	-

Miles Leahy	2011	-	-	-	-	-	-	-	-
Secretary	2010	-	-	-	-	-	-	-	-

Mariya Kokho	2011	-	-	-	-	-	-	-	-
Former CEO, CFO, Treasurer, CAO	2010	-	-	-	-	-	-	-	-

Vasiliy Ignatenko	2011	-	-	-	-	-	-	-	-
Former Secretary	2010	-	-	-	-	-	-	-	-

Employment Contracts

We currently do not have written employment agreements with our executive officers.

Director Compensation

The following table sets forth director compensation as of for fiscal year ended September 30, 2011:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Paul Vassilakos	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Miles Leahy	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Mariya Kokho (1)	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Vasiliy Ignatenko (1)	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)	Former Director.

We do not provide any compensation to our directors for serving as directors.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers for our fiscal year ended September 30, 2011:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Paul Vassilakos	-0-	-0-	-0-	N/A	N/A	-0-	-0-	-0-	-0-

Miles Leahy	-0-	-0-	-0-	N/A	N/A	-0-	-0-	-0-	-0-

Mariya Kokho (1)	-0-	-0-	-0-	N/A	N/A	-0-	-0-	-0-	-0-

Vasiliy Ignatenko (1)	-0-	-0-	-0-	N/A	N/A	-0-	-0-	-0-	-0-

(1)	Former executive officer.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 22, 2011, certain information with respect to the Company’s equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 10% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Title of Class	Name and Address of Beneficial Owner (2)	Nature of Beneficial Ownership	Amount		Percent of Class (1)

Common Stock	Paul Vassilakos (3)	Chief ExecutiveOfficer, Chief Financial Officer, Director	2,500,000	(4)	78.7%
Common Stock	Miles Leahy (3)	Secretary, Director	0		0%

Common Stock	All Directors and Officers As a Group (2 persons)		2,500,000	(4)	78.7%

(1)
Based on 3,175,000 shares outstanding as of December 22, 2011.  Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person.

(2)	Unless indicated otherwise, the address of the shareholder is c/o Soton Holdings Group, Inc., 180 Madison Avenue, Suite 1702, New York, NY 10016.

(3)	Indicates an officer and/or director of the Company

(4)	All shares held in the name of Petrina Advisors, Inc., an entity controlled by Mr. Vassilakos.

The Company is not aware of any person who owns of record, or is known to own beneficially, five percent or more of the outstanding securities of any class of the issuer, other than as set forth above.  There are no classes of stock other than common stock issued or outstanding.

Change in Control

On October 17, 2011, the Company’s two largest holders of its common stock, as well as its two officers and directors, Ms. Mariya Kokho and Mr. Vasiliy Ignatenko, entered into a Agreement to Purchase Common Stock with Petrina Advisors, Inc., a New York corporation, under which Petrina agreed to purchase an aggregate of 2,500,000 shares of the Company’s common stock from Ms. Kokho and Mr. Ignatenko in exchange for $16,000.  These shares represent approximately 79% of the Company’s outstanding common stock.  The transaction closed November 22, 2011.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None of the following parties has, since the Company’s date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect the Company, except as indicated:

· Any of the Company’s directors or officers;

· Any person proposed as a nominee for election as a director;

· Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to the Company’s outstanding shares of common stock;

· Any relative or spouse of any of the foregoing persons who has the same house as such person;

· Immediate family members of directors, director nominees, executive officers and owners of 5% or more of the Company’s common stock.

On June 9, 2010, Ms. Mariya Kokho, one of our former officers and directors, advanced funds to us in the amount of $349. These funds were repaid to Ms. Kokho in connection with the transaction with Petrina Advisors, Inc. referenced herein.

On June 21, 2010, we issued a total of 2,500,000 shares of restricted common stock to Ms. Kokho for payment of $2,500.

On June 30, 2010, Ms. Kokho sold 500,000 restricted shares of our common stock to Mr. Vasiliy Ignatenko in consideration for $500 cash.

We do not have an audit, compensation, or nominating committee, and none of our Directors are considered independent.

We have not had a promoter during the last five fiscal years.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

GENERAL.

L J Soldinger Associates, LLC is our principal independent registered accounting firm.

Prior to December 15, 2011, Ronald R. Chadwick, P.C. served as our principal independent accounting firm.

The following table represents aggregate fees we were billed for the year ended September30, 2011 by L J Soldinger Associates LLC and for the period ended September 30, 2010 billed by Ronald R. Chadwick, P.C.

The following table presents fees for professional services performed for the fiscal year ended September 30, 2011 and for the period June 9, 2010, (date of inception) through September 30, 2010.

	2011	2010
Audit Fees:	$10,000	$3,250

Audit-Related Fees:	0	0

Tax Fees:	0	500

All Other Fees:	0	0

Total:	$10,000	$3,750

Audit Fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by our independent accountants in connection with statutory and regulatory filings or engagements.

Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.”

Tax Fees consist of fees billed for professional services for tax compliance, tax advice and tax planning.  These services include assistance regarding federal and state tax compliance, tax audit defense, customs and duties, and mergers and acquisitions.

All Other Fees consist of fees billed for products and services provided by the principal accountant, other than those services described above.

Of the fees described above for the year ended September 30, 2011, 100% were approved by the entire Board of Directors.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)      Financial Statements

The following financial statements are filed as part of this report:

(a)(2)      Financial Statement Schedules

We do not have any financial statement schedules required to be supplied under this Item.

(a)(3)      Exhibits

Refer to (b) below.

(b)           Exhibits

Item No.	Description

3.1 (1)	Articles of Incorporation of Soton Holdings Group, Inc., a Nevada corporation

3.2 (1)	Bylaws of Soton Holdings Group, Inc., a Nevada corporation

10.1 (2)	Bottle Supply Agreement with Hangzhou Yangcheng Company, Ltd. dated November 25, 2010

10.2	Amendment No. 1 to Bottle Supply Agreement with Hangzhou Yangcheng Company, Ltd dated August 15, 2011

10.3 (1)	Letter of Intent with Khan Krum Winery dated September 30, 2011

10.4	Promissory Note with Michael J. Garnick dated December 21, 2011

31.1	Rule 13a-14(a)/15d-14(a) Certification of Paul Vassilakos (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Paul Vassilakos (filed herewith).

32.1	Section 1350 Certification of Paul Vassilakos (filed herewith).

32.2	Section 1350 Certification of Paul Vassilakos (filed herewith).

(1)	Incorporated by reference from our Registration Statement on Form S-1 filed with the Commission on November 4, 2010.
(2)	Incorporated by reference from our Amended Registration Statement on Form S-1/A filed with the Commission on December 22, 2010.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Soton Holdings Group, Inc.

Dated: December 29, 2011		/s/ Paul Vassilakos
	By:	Paul Vassilakos
Chief Executive Officer, Chief
Financial Officer, Chief
Accounting Officer
and a Director

Dated: December 29, 2011		/s/ Miles Leahy
	By:	Miles Leahy
Secretary and a Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: December 29, 2011		/s/ Paul Vassilakos
	By:	Paul Vassilakos
Chief Executive Officer, Chief
Financial Officer, Chief
Accounting Officer
and a Director

Dated: December 29, 2011		/s/ Miles Leahy
	By:	Miles Leahy
Secretary and a Director