Form 10-Q
period 2011-12-31
Rio Bravo Oil, Inc.
filed 2012-02-06
CIK 1502774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number: 000-54564

RIO BRAVO OIL, Inc.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	42-1771917 (I.R.S. Employer Identification No.)

180 Madison Avenue, Suite 1702 New York, NY (Address of principal executive offices)	10016 (Zip Code)

Registrant’s telephone number, including area code (281) 724-3810

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐.

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of January 31, 2012, there were 3,178,000 shares of common stock, $0.001 par value, issued and outstanding.

RIO BRAVO OIL, INC.

PART I – FINANCIAL INFORMATION

This Quarterly Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management’s beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning our possible or assumed future results of operations set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider,” or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties, and assumptions. Our future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM 1 Financial Statements

RIO BRAVO OIL, INC.

(A Development Stage Company)

Balance Sheet

(Unaudited)

	December 31,
	2011	September 30,
	(Unaudited)	2011*

ASSETS

CURRENT ASSETS
Cash	$172,500	$33
Prepaid expenses	852	3,379
Total current assets	173,352	3,412

TOTAL ASSETS	173,352	3,412

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES
Loans from former director	$3,332	$949
Accrued expenses	8,797	-
Loan from stockholder	199,395	-
Total liabilities	211,524	949

STOCKHOLDERS' (DEFICIT) EQUITY
Capital Stock Authorized:
Common Stock, $0.001 par value, 75,000,000 Authorized 3,175,000 Issued and outstanding shares	3,175	3,175
Additional paid-in capital	20,325	19,575
Deficit accumulated during the development stage	(61,672)	(20,287)
Total stockholders' (deficit) equity	(38,172)	2,463

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$173,352	$3,412

*Derived from audited information

The accompanying notes are an integral part of these unaudited condensed financial statements

RIO BRAVO OIL, INC.

(A Development Stage Company)

Statement of Operations

(Unaudited)

			From Inception
			on June 9,
	Three Months	Three Months	2010 to
	Ended	Ended	December 31,
	December 31, 2011	December 31, 2010	2011

REVENUES	$—	$—	$—

EXPENSES

General & Administrative	41,240	8,113	61,527
LOSS FROM OPERATIONS	(41,240)	(8,113)	(61,527)

OTHER (EXPENSE) INCOME
Interest Expense	(145)	0	(145)
TOTAL OTHER (EXPENSE) INCOME	(145)	0	(145)

Net Loss	$(41,385)	$(8,113)	$(61,672)

Basic and diluted loss per common share	$(0.01)	$(0.00)

Basic and diluted weighted average common shares outstanding	3,175,000	3,175,000

The accompanying notes are an integral part of these unaudited condensed financial statements

RIO BRAVO OIL, INC.

(A Development Stage Company)

Statement of Stockholders’ (Deficit) Equity

(Unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Balance at Inception - June 9, 2010	-	$-	$-	$-	$-

June 21, 2010 Common shares issued for cash at $0.001 per share	2,500,000	2,500	-	-	2,500

September 29,2010 Common shares issued for cash at $0.03 per share	675,000	675	19,575	-	20,250

Net loss for the period from inception on June 9, 2010 to September 30, 2010	-	-	-	(941)	(941)
				-
Balance - September 30, 2010	3,175,000	3,175	19,575	(941)	21,809

Net loss for the year ended September 30, 2011	-	-	-	(19,346)	(19,346)

Balance - September 30, 2011	3,175,000	3,175	19,575	(20,287)	2,463

December 21, 2011 Stock Issuable in connection with Promissory Note	-	-	750	-	750

Net loss for the three months ended December 31, 2011	-	-	-	(41,385)	(41,385)

Balance - December 31, 2011 (Unaudited)	3,175,000	$3,175	$20,325	$(61,672)	$(38,172)

The accompanying notes are an integral part of these unaudited condensed financial statements

 RIO BRAVO OIL, INC.

(A Development Stage Company)

Statement of Cash Flows

(Unaudited)

			From Inception
	Three Months Ended	Three Months Ended	on June 9, 2010 to
	December 31,	December 31,	December 31,
	2011	2010	2011

OPERATING ACTIVITIES

Net Loss	$(41,385)	$(8,113)	$(61,672)
Adjustment to reconcile net loss to cash used in operating activites:
Amortization of discount to loan from shareholder	145	-	145
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	2,527	-	(852)
Increase (decrease) in accrued expenses	8,797	-	8,797
Net cash used in operating activities	(29,916)	(8,113)	(53,582)

FINANCING ACTIVITIES

Loans from former director	2,383	-	3,332
Loan from stockholder	200,000	-	200,000
Common stock issued for cash	-	-	22,750
Net cash provided by financing activities	202,383	-	226,082

INCREASE (DECREASE) IN CASH	172,467	(8,113)	172,500

CASH AT BEGINNING OF PERIOD	33	22,158	-

CASH AT END OF PERIOD	$172,500	$14,045	$172,500

Supplemental cash flow disclosures:

Cash paid for:
Interest expense	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

Rio Bravo Oil Inc.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2011

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION and ORGANIZATION AND BUSINESS OPERATIONS

The unaudited condensed financial statements included herein have been prepared by Rio Bravo Oil, Inc. (the “Company”, or “Rio Bravo”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature except. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), have been condensed or omitted pursuant to such rules and regulations.

These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report for the fiscal year ended September 30, 2011 in the Form 10-K filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending September 30, 2012.

Rio Bravo Oil, Inc. (“the Company”) was incorporated as Soton Holdings Group, Inc. under the laws of the State of Nevada, U.S. on June 9, 2010 and was originally formed for the business of wine bottle distribution. The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.  For the period from inception, June 9, 2010 through December 31, 2011 the Company has a deficit accumulated during the development stage of $61,672.

On October 17, 2011, the two largest holders of the Company’s common stock, as well as its two officers and directors, Ms. Mariya Kokho and Mr. Vasiliy Ignatenko, entered into a Agreement to Purchase Common Stock (the "Agreement") with Petrina Advisors, Inc., a New York corporation ("Petrina"), under which Petrina agreed to purchase an aggregate of 2,500,000 shares of the Company’s common stock from Ms. Kokho and Mr. Ignatenko in exchange for $16,000. The transaction closed November 22, 2011. These shares represented approximately 79% of our outstanding common stock, resulting in a change of control.

Pursuant to the Agreement, Ms. Mariya Kokho resigned from her positions as the Company’s President, Chief Executive Officer, and Chief Financial Officer effective at the close of the transaction - November 22, 2011, and Mr. Vasiliy Ignatenko resigned from his position as the Company’s Secretary also effective at the close of the transaction - November 22, 2011.  Ms. Kokho also resigned as a member of the Company’s Board of Directors, effective at the close of the transaction.

Also pursuant to the Agreement, Mr. Paul Vassilakos, the President of Petrina replaced Ms. Kokho as the Company’s Chief Executive Officer and Chief Financial Officer, and was appointed to serve on the Company’s Board of Directors.  Mr. Miles Leahy replaced Mr. Ignatenko as the Company’s Secretary, and was appointed to serve on the Company’s Board of Directors.

On December 16, 2011, the Company filed a Preliminary Information Statement on Schedule 14-C disclosing that the holder of a majority of the Company’s common stock voted to (i) approve an amendment to the Company’s Articles of Incorporation to (a) change the name of the Company from Soton Holdings Group, Inc. to “Rio Bravo Oil, Inc.”, (b) increase the authorized common stock from 75,000,000 shares, par value $0.001, to 120,000,000 shares, par value $0.001, and (c) create a class of preferred stock, consisting of 30,000,000 shares, par value $0.001, the rights, privileges, and preferences of which may be set by the Company’s Board of Directors without further shareholder approval; and (ii) grant the Board of Directors the authority to amend the Company’s Articles of Incorporation in the future for the purpose of effectuating a forward stock split at a ratio between 2-for-1 and 35-for-1 without further approval by the shareholders.  These actions were approved by the holder of a majority of our voting securities and the name change, increase in authorized common stock and authorized preferred stock took effect with the Secretary of State for the State of Nevada on January 19, 2012, with the name change to Rio Bravo Oil, Inc. recognized by FINRA and the OTC Bulletin Board effective January 26, 2012. The forward stock split has not taken effect yet.

The primary purpose of the corporate actions is to prepare the company for its new business focus which is to shift the focus of our business to the oil and gas industry by acquiring existing oil and gas leases and interests.

NOTE 2 - GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $61,672 as of December 31, 2011 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans and/or private placement of common stock.

NOTE 3 – BASIC AND DILUTED NET LOSS PER SHARE

The Company computes loss per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the three months ended December 31, 2011 and 2010, the Company had no common stock equivalent shares which were considered anti-dilutive and excluded from basic and diluted loss per share.

 NOTE 4 - LOAN FROM STOCKHOLDER

On December 22, 2011, the Company issued an unsecured promissory note in the amount of $200,000 to Michael J. Garnick, a stockholder. The promissory note accrues interest at 10% per annum and is due on February 15, 2011.  As a condition for issuing the promissory note, the Company is obligated to issue 3,000 shares of its common stock to Michael J. Garnick, which is reflected as a stock payable at December 31, 2011 on the accompanying balance sheet.

The relative fair value of the 3,000 shares of $750 was recognized as a discount to the debt. The debt discount is accreted to interest expense over the term of the promissory note.

NOTE 5 - RELATED PARTY TRANSACTONS

On June 9, 2010, former CEO, CFO and director, Ms. Mariya Kokho loaned the Company $349.  On September 20, 2011, she loaned an additional $600 to the Company, and during November, 2011, she loaned an additional $2,400 to the Company.  The loans are non-interest bearing, due upon demand and are unsecured.

NOTE 6 – COMMITMENTS & CONTINGENCIES

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

NOTE 7 – SUBSEQUENT EVENTS

On January 5, 2012, the Company made an unsecured loan of $150,000 to Pan America Oil Company, LLC.  The loan bears interest at 10% per annum and matures on June 30, 2012.

On January 19, 2012, an amendment to the Company’s Articles of Incorporation to (i) change the name of the Company from Soton Holdings Group, Inc. to “Rio Bravo Oil, Inc.”, (ii) increase the authorized common stock from 75,000,000 shares, par value $0.001, to 120,000,000 shares, par value $0.001, and (iii) create a class of preferred stock, consisting of 30,000,000 shares, par value $0.001, the rights, privileges, and preferences of which may be set by the Company’s Board of Directors without further shareholder approval, went effective with the Secretary of State for the State of Nevada. The Company’s name change from Soton Holdings Group, Inc. to Rio Bravo Oil, Inc. went effective with FINRA and the OTC Bulletin Board on January 26, 2012, and the Company’s ticker symbol changed from SDGU to RIOB.

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q of Rio Bravo Oil, Inc. for the period ended December 31, 2011 contains forward-looking statements, principally in this Section and “Business.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements which apply only as of the date of this annual report. These forward-looking statements are within the meaning of Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

We believe it is important to communicate our expectations to our investors. There may be events in the future; however, that we are unable to predict accurately or over which we have no control. The risk factors listed in this filing, as well as any cautionary language in this annual report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Factors that could cause actual results or events to differ materially from those anticipated, include, but are not limited to: our ability to successfully obtain financing for product acquisition; changes in product strategies; general economic, financial and business conditions; changes in and compliance with governmental regulations; changes in various tax laws; and the availability of key management and other personnel.

Overview

DEVELOPMENT STAGE COMPANY

We were incorporated as Soton Holdings Group, Inc. on June 9, 2010, under the laws of the State of Nevada, for the purpose of operating a wine bottle distribution business. Since inception and through December 31, 2011, our business operations were limited to primarily, the development of a business plan, the completion of private placements for the offer and sale of our common stock for aggregate proceeds of $22,750, discussing the supply of wines bottles with potential customers, and the signing of a Letter of Intent with our potential customer, Khan Krum Winery, a private Bulgarian company producing wine. The letter of intent is a document that only expresses a stated intent for future negotiation. On November 25, 2010, we entered into a Bottle Supply Agreement with Hangzhou Yangcheng Company, Ltd., a Chinese bottle producer, wherein we agreed to purchase wine bottles from Hangzhou. On August 15, 2011, we signed an Amendment No. 1 to the Bottle Supply Agreement with Hangzhou wherein we modified our obligation to purchase bottles under the agreement, eliminating the requirement to purchase a minimum number of bottles, as well the termination provisions. We are a development stage company and cannot state with certainty whether we will achieve profitability. We do not have revenues, have minimal assets and have incurred losses since inception. Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months.

We recently underwent a change of control and are currently evaluating shifting our business focus away from wine bottle distribution to the oil and gas industry. If we elect to pursue this new business focus we will look at potential oil and gas companies, properties and leases to acquire. We do not currently have any such companies, properties or leases targeted.

Based upon our business plan, we are a development stage enterprise. Accordingly, we present our financial statements in conformity with the accounting principles generally accepted in the United States of America that apply in establishing operating enterprises. As a development stage enterprise, we disclose the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date.

Our management has decided to pursue a new direction for the company, most likely in the oil and gas industry. The shift being accomplished by acquiring existing oil and gas companies, leases and/or interests. However, we do not currently have any agreements in place to purchase any oil and gas companies, leases and/or interests and if our management’s plans in that regard fail we could still pursue interests in the wine bottle distribution business.

On January 19, 2012, an amendment to our Articles of Incorporation to (i) change our name from Soton Holdings Group, Inc. to “Rio Bravo Oil, Inc.”, (ii) increase our authorized common stock from 75,000,000 shares, par value $0.001, to 120,000,000 shares, par value $0.001, and (iii) create a class of preferred stock, consisting of 30,000,000 shares, par value $0.001, the rights, privileges, and preferences of which may be set by our Board of Directors without further shareholder approval, went effective with the Secretary of State for the State of Nevada. Our name change from Soton Holdings Group, Inc. to Rio Bravo Oil, Inc. went effective with FINRA and the OTC Bulletin Board on January 26, 2012, and our ticker symbol changed from SDGU to RIOB.

Results of Operations for the Three Months Ended December 31, 2011 and December 31, 2010

For the three months ended December 31, 2011, we had a net loss of $41,385. Our expenses of $41,240 for three months ended December 31, 2011 consisted primarily of legal, accounting and consulting fees, and other general corporate and administrative expenses of $33,468 and $7,772, respectively. For the three months ended December 31, 2010, the Company had a net loss of $8,113, which consisted primarily of legal, accounting and consulting fees and other general corporate and administrative expenses of $1,863 and $6,250, respectively. The expenses related to the three months ended December 31, 2011 were higher due to us having increased corporate legal and accounting activities during December 2011 due to the fact we hired more expensive service providers, as well as our management focusing on identifying potential oil and gas acquisitions. For the three months ended December 31, 2011, we had noncash interest expense of $145 related to the promissory note issued.

For the period from June 21, 2010 (inception) through December 31, 2011, the Company had a net loss of $61,672. The Company’s expenses of $61,527 consisted primarily of legal, accounting and consulting fees and other general corporate and administrative expenses of $41,217 and $20,310, respectively. For the period from June 21, 2010 (inception) through December 31, 2011, we had noncash interest expense of $145 related to the promissory note issued.

Liquidity and Capital Resources

During the period from June 21, 2010 (inception) through December 31, 2011, we did not have any sources of revenue and incurred a net loss of $61,672. As of December 31, 2011, we had $172,500 of available cash and a stockholders’ deficit of $38,172.

On December 22, 2011, we issued an unsecured promissory note in the amount of $200,000 to Michael J. Garnick, an unaffiliated lender. The promissory note accrues interest at 10% per annum and is due on February 15, 2011.  As a condition for issuing the promissory note, we are obligated to issue 3,000 shares of its common stock to Michael J. Garnick.

During January, 2012, we made an unsecured loan of $150,000 to Pan America Oil Company, LLC. The loan bears interest at 10% per annum and matures on June 30, 2012.

At December 31, 2011, we had $3,332 in debt owed to Mariya Kokho, one of our former officers and directors.

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

Our financial statements for the three months ended December 31, 2011 indicate there is substantial doubt about our ability to continue as a going concern as we are dependent on our ability to retain short term financing and ultimately to generate sufficient cash flow to meet our obligations on a timely basis in order to attain profitability, as well as successfully obtain financing on favorable terms to fund the company’s long term plans. We can give no assurance that our plans and efforts to achieve the above steps will be successful.

Cash Flows

Operating Activities

Net cash used in operating activities was $29,916 for the three months ended December 31, 2011, which was primarily due to payment of general and administrative expenses, partially offset by a decrease in prepaid expenses of $2,527 and an increase in accrued expenses of $8,797.

Investing Activities

There was no net cash provided by (used in) investing activities.

Financing Activities

Net cash provided by financing activities was $202,383 for the three months ended December 31, 2011, consisted primarily of $200,000 from a shareholder loan.

Quantitative and Qualitative Disclosures about Market Risk

The only financial instrument we hold is cash in banks.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4	Controls and Procedures

(a)	Evaluation of Disclosure Controls Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Disclosure and control procedures are also designed to ensure that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures.

As of December 31, 2011, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and interim chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. We also do not have an audit committee. Based on the evaluation described above, and as a result, in part, of not having an audit committee and having one individual serve as our sole officer, our chief executive officer and chief financial officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective.

As funds become available to us, we expect to implement additional measures to improve disclosure controls and procedures.

(b)	Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

(c)	Officer’s Certifications

Appearing as an exhibit to this quarterly report on Form 10-Q are “Certifications” of our Chief Executive and Financial Officer. The Certifications are required pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This section of the quarterly report on Form 10-Q contains information concerning the Controls Evaluation referred to in the Section 302 Certifications. This information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

PART II – OTHER INFORMATION

ITEM 1	Legal Proceedings

We are not a party to or otherwise involved in any legal proceedings.

In the ordinary course of business, we are from time to time involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations. However, in the opinion of our management, other than as set forth herein, matters currently pending or threatened against us are not expected to have a material adverse effect on our financial position or results of operations.

ITEM 1A	Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

On December 22, 2011, we issued an unsecured promissory note in the amount of $200,000 to Michael J. Garnick, an unaffiliated lender. The promissory note accrues interest at 10% per annum and is due on February 15, 2011. As a condition for issuing the promissory note, we were obligated to issue 3,000 shares of its common stock to Michael J. Garnick. The 3,000 shares were issued to Mr. Garnick on January 26, 2012. The value placed on these shares was $750 per share. The shares were restricted in accordance with Rule 144. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor is a sophisticated investor and familiar with our operations.

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

ITEM 3	Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4	(Removed and Reserved)

ITEM 5	Other Information

On January 19, 2012, an amendment to our Articles of Incorporation to (i) change our name from Soton Holdings Group, Inc. to “Rio Bravo Oil, Inc.”, (ii) increase our authorized common stock from 75,000,000 shares, par value $0.001, to 120,000,000 shares, par value $0.001, and (iii) create a class of preferred stock, consisting of 30,000,000 shares, par value $0.001, the rights, privileges, and preferences of which may be set by our Board of Directors without further shareholder approval, went effective with the Secretary of State for the State of Nevada. Our name change from Soton Holdings Group, Inc. to Rio Bravo Oil, Inc. went effective with FINRA and the OTC Bulletin Board on January 26, 2012, and our ticker symbol changed from SDGU to RIOB.

ITEM 6 Exhibits

Item No.	Description

3.1 (1)	Articles of Incorporation of Soton Holdings Group, Inc., a Nevada corporation filed with the Nevada Secretary of State on June 9, 2010

3.2	Amendment to Articles of Incorporation of Soton Holdings Group, Inc., a Nevada corporation, filed with the Nevada Secretary of State on December 29, 2011, effective January 19, 2012

3.3 (1)	Bylaws of Rio Bravo Oil, Inc., a Nevada corporation

10.1 (2)	Bottle Supply Agreement with Hangzhou Yangcheng Company, Ltd. dated November 25, 2010

10.2 (3)	Amendment No. 1 to Bottle Supply Agreement with Hangzhou Yangcheng Company, Ltd dated August 15, 2011

10.3 (1)	Letter of Intent with Khan Krum Winery dated September 30, 2011

10.4 (3)	Promissory Note with Michael J. Garnick dated December 21, 2011

31.1	Rule 13a-14(a)/15d-14(a) Certification of Paul Vassilakos (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Paul Vassilakos (filed herewith).

32.1	Section 1350 Certification of Paul Vassilakos (filed herewith).

32.2	Section 1350 Certification of Paul Vassilakos (filed herewith).

(1)	Incorporated by reference from our Registration Statement on Form S-1 filed with the Commission on November 4, 2010.
(2)	Incorporated by reference from our Amended Registration Statement on Form S-1/A filed with the Commission on December 22, 2010.
(3)	Incorporated by reference from our Annual Report on Form 10-K filed with the Commission on December 29, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rio Bravo Oil, Inc.

Dated: February 6, 2012		/s/ Paul Vassilakos
	By:	Paul Vassilakos
Chief Executive Officer, Chief Financial Officer
and Director

