Form 10-Q
period 2012-03-31
Rio Bravo Oil, Inc.
filed 2012-05-15
CIK 1502774

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal quarter ended                 March 31, 2012

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

               For the transition period from                              to

RIO BRAVO OIL, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	000-54564	42-1771917
(State of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

5858 Westheimer, Suite 699, Houston, TX 77057
(Address of principal executive offices) (Zip code)

Issuer’s telephone number: (713) 787-9060
Securities registered under Section 12(g) of the Exchange Act:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 32,381,686 shares outstanding of registrant’s common stock, par value $0.001 per share, as of May 7, 2012.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I

ITEM 1. FINANCIAL STATEMENTS

RIO BRAVO OIL, INC.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	Successor		Predecessor Business
	March 31,	December 31,	December 31,
	2012	2011	2011
	Unaudited	Unaudited	*
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,782,801	172,500	$5,159
Prepaid operator credit	150,556	852	159,704
TOTAL CURRENT ASSETS	1,933,357	173,352	164,863
PROPERTY AND EQUIPMENT
Proved oil and gas properties	7,400,140	-	621,333
Furniture, fixtures and equipment, net of accumulated deprec.	288,541	-	295,789
	7,688,681	-	917,122

Deferred offering costs	40,000	-	-
Deferred loan costs, net of amortization	218,750	-	-
Advances receivable	1,460,554	-	503,008
TOTAL ASSETS	$11,341,342	173,352	1,584,993

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$312,103	-	531,428
Accrued expenses	363,216	8,797	129,934
Advances payable	87,000	-	87,000
Accrued Rio Bravo assets purchase payable	119,968	-	-
Loan from former director	3,332	3,332	-
Loan from stockholder	-	199,395	-
Leasehold purchase payable	-	-	500,000
Bridge notes payable	650,000	-	1,855,000
TOTAL CURRENT LIABILITIES	1,535,619	211,524	3,103,362

NON CURRENT LIABILITIES
Notes payable	2,500,000	-	-
Asset retirement obligation	9,741	-	9,740

TOTAL LIABILITIES	4,045,360	211,524	3,113,102

Commitments and contingencies	-	-	-

REDEEMABLE SERIES A PREFERRED STOCK	5,500,000	-	-

STOCKHOLDERS’ EQUITY
Common Stock, $0.001 par value, 120,000,000 Authorized 32,291,657 and 95,250,000 Issued and outstanding shares as of March 31, 2012 and December 31, 2011, respectively	32,291	95,250	-
Additional paid-in capital	2,846,833	-	-
Subscription receivable	(500,000)	-	-
Stockholders’ deficit accumulated in the exploratory stage	(583,142)	(133,422)	(1,528,109)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,341,342	$173,352	1,584,993

* Derived from audited information

See accompanying notes to the Condensed Consolidated Financial Statements (unaudited)

RIO BRAVO OIL, INC.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Successor
			From
			Inception
	Three Months Ended		Through
	March 31,		March 31,
	2012	2011	2012

REVENUES AND GAINS
Revenues from sale of oil and gas	$-	$-	$-

OPERATING EXPENSES:
Leasehold operating and workover expense	-	-
General and administrative	174,902	2,730	236,429
Professional fees	232,382	-	232,382
Impairment of oil & gas interests	-	-	-
Depreciation expense	3,935	-	3,935
Total operating expenses	411,219	2,730	472,746

LOSS FROM OPERATIONS	(411,219)	(2,730)	(472,746)

OTHER INCOME AND EXPENSE
Interest income	-	-	-
Interest expense	(84,376)	-	(84,521)
Total other income	(84,376)	-	(84,521)

NET LOSS	(495,595)	(2,730)	(557,267)

Preferred dividends	20,625	-	20,625

Net loss to common stockholders	$(516,220)	$(2,730)	$(577,892)

Basic and diluted loss per common share	$(0.01)	$(0.00)	$(0.01)

Basic and diluted weighted average common shares outstanding	94,805,571	95,250,000	86,256,058

See accompanying notes to the Condensed Consolidated Financial Statements (unaudited)

RIO BRAVO OIL, INC.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Predecessor Business
	Period from 1/1/2012 through February 14,	Three Months Ended March 31,
	2012	2011

REVENUES AND GAINS
Revenues from sale of oil and gas	$-	$-

OPERATING EXPENSES:
Leasehold operating and workover expense	-	23,298
General and administrative	108,972	3,665
Professional fees	54,649	-
Impairment of oil & gas interests	-	41,807
Depreciation expense	3,311	-
Total operating expenses	166,932	68,770

LOSS FROM OPERATIONS	(166,932)	(68,770)

OTHER INCOME AND EXPENSE
Interest income	-	-
Interest expense	-	-
Total other income	-	-

NET LOSS	(166,932)	(68,770)

Preferred dividends	-	-

Net loss to common stockholders	$(166,932)	$(68,770)

Basic and diluted loss per common share

Basic and diluted weighted average common shares outstanding

See accompanying notes to the Condensed Consolidated Financial Statements (unaudited)

RIO BRAVO OIL, INC.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Successor
			From
			Inception
	Three Months Ended		through
	March 31,		March 31,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITES
Net loss	(495,595)	(2,730)	$(557,267)
Adjustments to reconcile net loss to cash used in operations
Depreciation	3,937	-	3,937
Non cash interest expense	31,250		31,395
Impairment of oil and gas interests	-	-	-
Changes in assets and liabilities
Prepaid expenses	22,175	(7,501)	21,323
Accounts payable	(215,426)	-	(215,426)
Accrued expenses	31,104	-	39,901

Net cash used by operations	(622,555)	(10,231)	(676,137)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures for oil and gas property	(30,000)	-	(30,000)
Cash advanced to Pan American Oil Company, LLC, net of cash acquired	(565,143)	-	(565,143)
Loans to Eagle Ford Oil Company, Inc.	(548,000)	-	(548,000)

Cash flow used in investing activities	(1,143,143)	-	(1,143,143)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stockholder loan	-	-	200,000
Repayment of stockholder loan	(200,000)	-	(200,000)
Proceeds from debt issuance	2,500,000	-	2,500,000
Proceeds from director loan	-	-	3,332
Loan fees paid	(250,000)		(250,000)
Bridge notes proceeds	-	-	-
Repayments of bridge loans	(1,250,000)		(1,250,000)
Proceeds from sale of common stock and warrants net of offering costs paid	2,615,999	-	2,638,749
Payment of Series A offering costs	(40,000)	-	(40,000)
Cash provided by financing activities	3,375,999	-	3,602,081

Increase (decrease) in cash and cash equivalents	1,610,301	(10,231)	1,782,801
Cash and cash equivalents, beginning of year	172,500	14,046	-
Cash and cash equivalents, end of year	1,782,801	3,815	1,782,801

Cash paid for interest	$19,167	$-	$19,167

See accompanying notes to the Condensed Consolidated Financial Statements (unaudited)

RIO BRAVO OIL, INC.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Predecessor Business
	From January 1, 2012 through February 14,	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITES
Net loss	(166,932)	(68,770)
Adjustments to reconcile net loss to cash used in operations
Depreciation	3,311	-
Non cash interest expense	-	-
Impairment of oil & gas interests	-	41,807
Changes in assets and liabilities
Prepaid expenses	(12,175)	-
Accounts payable	-	26,963
Accrued expenses	-

Net cash used by operations	(175,796)	-

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures for oil and gas property	(30,000)	-
Cash advanced to Pan American Oil Company, LLC, net of cash acquired	615,250	-
Loans to Eagle Ford Oil Company, Inc.	(409,506)	-

Cash flow used in investing activities	175,744	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stockholder loan	-	-
Repayment of stockholder loan	-	-
Proceeds from debt issuance	-	-
Loan fees paid	-	-
Bridge notes proceeds	245,000	-
Repayment of bridge notes	(200,000)
Proceeds from sale of common stock and warrants net of offering costs paid	-	-
Payment of Series A offering costs	-	-
Cash provided by financing activities	45,000	-

Increase (decrease) in cash and cash equivalents	44,948	-
Cash and cash equivalents, beginning of year	5,159	-
Cash and cash equivalents, end of year	50,107	-

Cash paid for interest	$-	$-

See accompanying notes to the Condensed Consolidated Financial Statements (unaudited)

RIO BRAVO OIL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

These financial statements include the accounts of Rio Bravo Oil, Inc. (the “Company”), formerly Soton Holdings Group, Inc., which was formed on June 9, 2010 in the state of Nevada and its wholly owned subsidiary Pan American Oil Company, LLC. Except where the context otherwise requires, the “Company,” “we,” “our” and “us” refers to Rio Bravo Oil. Inc. and our wholly owned subsidiary Pan American Oil Company, LLC.

As described in more detail later in this document, the Company acquired Pan American Oil Company, LLC on February 14, 2012. Prior to that acquisition the Company was a shell company with limited or no operations. Under Securities and Exchange Commission (the “SEC”) rules when a registrant succeeds to substantially all of the business (or a separately identifiable line of business) of another entity (or group of entities) and the registrant's own operations before the succession appear insignificant relative to the operations assumed or acquired - the registrant is required to present financial information for the acquired entity (the “predecessor”) for all comparable periods being presented before the succession.

Therefore we are providing certain additional information in our financial statements regarding the predecessor businesses for periods prior to February 14, 2012. Pan American Oil Company, LLC, is considered a predecessor, Also, Pan American Oil Company, LLC purchased certain oil and gas leasehold interests from Rio Bravo Oil, LLC on February 13, 2012 prior to being acquired by the Company and therefore those leasehold interests are also considered a predecessor. Collectively, Pan American Oil Company, LLC and the leasehold interests acquired from Rio Bravo Oil, LLC is referred to as the “Predecessor Business” This financial information (for which intercompany transactions between the predecessors have been eliminated) for the period prior to February 14, 2012 is labeled “Predecessor Business” and the Company has placed a heavy black line between it and the Company’s (also referred to as the successor) information to differentiate it from the Company’s financial information.

The consolidated condensed financial statements included herein are unaudited. Such consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated. All such adjustments are of a normal recurring nature except for those related to the acquisition of Pan American Oil Company, LLC on February 14, 2012 as described later in this document. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2012 or for any other period. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the interim information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the SEC and as well as both the financial statements and the notes thereto for Pan American Oil Company, LLC and Properties Acquired From Rio Bravo Oil, LLC on February 13, 2012, included in the Company’s 2nd Amendment to Form 8 K/A - Event Reporting that it filed with the SEC on May 10, 2012.

RIO BRAVO OIL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – MERGER WITH PAN AMERICAN OIL COMPANY, LLC

On February 14, 2012, the Company completed the acquisition of all of the outstanding member interests of Pan American Oil Company, LLC (“Pan Am”) at which time Pan Am became a wholly owned subsidiary of the Company. The purchase price of the member interests of Pan Am was 5,500,000 shares of Series A Preferred stock (see Note 8) plus the assumption of certain liabilities of Pan Am. Liabilities that were not assumed by the Company primarily consisted of a liability to deliver $500,000 worth of preferred shares, from an earlier acquisition by Pan Am (see below). This liability was distributed to the members of Pan Am immediately prior to the acquisition of Pan Am by the Company. The acquisition of Pan Am allowed the Company to enter the oil and gas industry and gain access to oil and gas leaseholds covering approximately 4,500 acres gross (2,143 net) within the Edwards formation in Texas. The Company acquired an approximate 63.5%/57% working interest (before/after pay out) and approximate 38% net revenue interest (after pay out) in the Edwards formation leaseholds in Caldwell and Guadeloupe counties in Texas. Immediately following the acquisition the Company changed its year end to December 31 to conform with that of Pan Am.

Immediately prior to the merger with the Company, Pan Am consummated an acquisition of oil and gas leasehold interests in the Edwards formation from Rio Bravo Oil, LLC (“Rio LLC”), a company with common ownership and control with Pan Am. The purchase price of the leasehold interests was $1.6 million which consisted of approximately $966,000 of cash and payment of expenses on behalf of Rio LLC, a payable to Rio LLC of approximately $120,000 and assumption of a payable to the operator of the Edwards formation leaseholds of approximately $514,000. Because the two companies were under common control, the acquisition of these assets were reflected at their historical basis of Rio LLC by Pan Am, with the excess consideration being treated as a distribution to a member of Rio LLC as reflected under the Predecessor Business caption on the balance sheet presented in this document. As a result of application of the purchase method of accounting, which is based on the amount of consideration paid, these same assets are reflected using a stepped up basis in the Company’s balance sheet. Thus the Company’s financial statements from the periods prior to the transaction date are not directly comparable to the financial statements for periods subsequent to the transaction date.

Under the purchase method of accounting, the Company assets acquired and liabilities assumed are recorded at their respective fair values as of the transaction date. In connection with the merger, the consideration paid, and the assets acquired and liabilities assumed, recorded at fair value on the date of acquisition, are summarized in the following tables:

RIO BRAVO OIL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands
Net assets acquired
Cash	$50
Prepaids	172
Proved oil and gas property	7,370
Furniture, fixtures and equipment	292
Other receivables	948
$8,832

Liabilities
Accounts payable & accrued expenses	$565
Loans payable	87
Bridge notes payable	1,900
Other liabilities	770
Asset retirement obligations	10
$3,332

Net identifiable assets/consideration paid	$5,500

Unaudited Pro Forma Statements of Operations Data

The following unaudited pro forma statement of operations data presents the combined results of the Company as if its acquisition of Pan Am had occurred on January 1, 2011.

The unaudited pro forma information is based on various assumptions and presented for comparative purposes only and is not necessarily indicative of the results of operations that actually would have been achieved if the acquisition had taken place at the beginning of 2011.

	Three Months Ended March 31,
	2012	2011

Pro forma net sales	$-	$-
Pro forma net loss to common stockholders	$(683,152)	$(6,395)
Pro forma basic and diluted loss per share	$(0.01)	$(0.00)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements included herewith include the accounts of the Company and its wholly-owned subsidiary. All significant inter-company balances and transactions have been eliminated in consolidation.

RIO BRAVO OIL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Furniture, Fixtures & Equipment

Property and equipment are stated at cost less accumulated depreciation and are depreciated using the straight-line method over the assets’ estimated useful lives. Principal useful lives are as follows:

Oil field equipment	7 years

Normal maintenance and repairs for property and equipment are charged to expense as incurred, while significant improvements are capitalized.

In accordance with authoritative guidance on accounting for the impairment or disposal of long-lived assets, as set forth in Topic 360 of the Financial Accounting Standards Board Accounting Standards Codificationtm (the “FASC”), the Company assesses the recoverability of the carrying value of its non-oil and gas long-lived assets when events occur that indicate an impairment in value may exist. An impairment loss is indicated if the sum of the expected undiscounted future net cash flows is less than the carrying amount of the assets. If this occurs, an impairment loss is recognized for the amount by which the carrying amount of the assets exceeds the estimated fair value of the asset.

Oil and Gas Properties

The Company follows the full cost method of accounting for oil and natural gas operations. Under this method all productive and nonproductive costs incurred in connection with the acquisition, exploration, and development of oil and natural gas reserves are capitalized on a country-by-country basis into an individual country “cost pool.” The Company has operations in the United States and, consequently, only has one cost pool. No gains or losses are recognized upon the sale or other disposition of oil and natural gas properties except in transactions that would significantly alter the relationship between capitalized costs and proved reserves. The costs of unevaluated oil and natural gas properties are excluded from the amortizable base until the time that either proven reserves are found or it has been determined that such properties are impaired. As properties become evaluated, the related costs are transferred to the proved oil and natural gas properties cost pool using full cost accounting.

Under the full cost method the net book value of oil and natural gas properties, less related deferred income taxes, may not exceed the estimated after-tax future net revenues from proved oil and natural gas properties, discounted at 10% (the “Ceiling Limitation”). In arriving at estimated future net revenues, estimated lease operating expenses, development costs, and certain production-related and ad valorem taxes are deducted. In calculating future net revenues, prices and costs are held constant indefinitely, except for changes that are fixed and determinable by existing contracts. Prices are determined using a simple arithmetic average of the first day of each month during the most recent twelve month period presented herein. The net book value is compared to the Ceiling Limitation on a quarterly and yearly basis. The excess, if any, of the net book value above the Ceiling Limitation is charged to expense in the period in which it occurs and is not subsequently reinstated.

Unit-of-production depletion is applied to capitalized costs of the full cost pool. Unit-of-production rates are based on the amount of proved reserves (both developed and undeveloped) of oil, gas and other minerals that are estimated to be recoverable from existing facilities using current operating methods.

RIO BRAVO OIL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The costs of investments in unproved properties and portions of costs associated with major development projects are excluded from the depreciation, depletion and amortization calculation until the project is evaluated.

Unproved property costs include leasehold costs, seismic costs and other costs incurred during the exploration phase. In areas where proved reserves are established, significant unproved properties are evaluated periodically, but not less than annually, for impairment. If a reduction in value has occurred, these property costs are considered impaired and are transferred to the related full cost pool. Unproved properties whose acquisition costs are not individually significant are aggregated, and the portion of such costs estimated to be ultimately nonproductive, based on experience, and is amortized to the full cost pool over an average holding period.

Use of Estimates

The preparation of the Company’s financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Management believes that the following material estimates affecting the financial statements could significantly change in the coming year.

The most significant estimates pertain to proven oil and natural gas reserves and related cash flow estimates used in impairment tests of long-lived assets, estimates of future development, dismantlement and abandonment costs. Certain of these estimates require assumptions regarding future costs and expenses and future production rates. Actual results could differ from those estimates.

The Company’s revenue, profitability and future growth are substantially dependent upon the prevailing and future prices for oil and natural gas, which are dependent upon numerous factors beyond their control such as economic, political and regulatory developments and competition from other energy sources. The energy markets have historically been very volatile and there can be no assurance that oil and natural gas prices will not be subject to wide fluctuations in the future. A substantial or extended decline in oil and natural gas prices could have a material adverse effect on the Company’s financial position, results of operations, cash flows and quantities of oil and natural gas reserves that may be economically produced.

Estimates of oil and natural gas reserves and their values, future production rates and future costs and expenses are inherently uncertain for numerous reasons, including many factors beyond the Company’s control. Reservoir engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of data available and of engineering and geological interpretation and judgment. In addition, estimates of reserves may be revised based on actual production, results of subsequent exploration and development activities, prevailing commodity prices, operating cost and other factors. These revisions may be material and could materially affect future depletion, depreciation and amortization expense, dismantlement and abandonment costs, and impairment expense.

Revenue Recognition

Revenues are recognized when hydrocarbons have been delivered, the customer has taken title and payment is reasonably assured.

RIO BRAVO OIL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Taxes Associated with revenue Producing Transactions

The Company reports taxes assessed by state, local and U.S. federal governmental authorities from the production and sale of hydrocarbons on a line item under operating expenses.

Asset Retirement Obligations

The Company provides for future asset retirement obligations on its resource properties and facilities based on estimates established by current legislation and industry practices. The asset retirement obligation is initially measured at fair value and capitalized as an asset retirement cost that is amortized on a straight line 15 year basis. The obligation is accreted through interest expense until it is expensed and or settled. The fair value of the obligation is estimated based on recent operations in the area and is then accreted using an expected inflation rate for oil field service costs. The Company recognizes revisions to either the timing or amount of the original estimate as increases or decreases to the asset retirement obligation.

The significant assumptions used to develop the expected liability during the period are as follows:

Average cost to remediate individual well sites: $7,000 (net to our interest)

Average gross salvage value expected from individual well sites remediated: $0 (net)

Expected inflation rate for oil field service costs: 5%

Risk weighted cost of credit: 8%

Average time to abandonment: 20 years

Actual retirement costs will be recorded against the obligation when incurred. Any difference between the recorded asset retirement obligation and the actual retirement costs incurred is recorded as a gain or loss in the settlement period.

Beginning balance	$-
Liabilities incurred	9,740
Liabilities Settled	-
Accretion expense	-
Balance at December 31	$9,740

Accretion expense was immaterial for the period ended March 31, 2012.

Concentrations

Upon acquisition of oil and gas field interests, the Company also became a party to joint operating agreements (“JOS’s”) that define the rights and responsibilities third party operators and passive interest holders. Under the JOA, the third party operator is responsible for acquiring customers to sell the oil and gas produced and to either performing or contracting out to other third parties to perform services necessary to continue and maintain undeveloped acreage.

RIO BRAVO OIL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Concentrations of Market Risk

The future results of the company’s oil and natural gas operations will be affected by the market prices of oil and natural gas. The availability of a ready market for oil and natural gas products in the future will depend on numerous factors beyond the control of the Company, including weather, imports, marketing of competitive fuels, proximity and capacity of oil and natural gas pipelines and other transportation facilities, any oversupply or undersupply of oil, natural gas and liquid products, the regulatory environment, the economic environment, and other regional and political events, none of which can be predicted with certainty.

The Company operates in the exploration, development and production sector of the oil and gas industry. While certain of these customers and joint venture partners are affected by periodic downturns in the economy in general or in their specific segment of the oil and natural gas industry, the Company believes that its level of credit-related losses due to such economic fluctuations has been and will continue to be immaterial to the Company’s results of operations over the long-term.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. During the year the amount of bank deposits that exceeded Federal Deposit Insurance Corporation (“FDIC”) insurance can be material.

Fair Value

As defined in authoritative guidance, fair value is the price that would be received to sell and asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (“exit price”). To estimate fair value, the Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable.

The authoritative guidance establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities ("Level 1" measurements) and the lowest priority to unobservable inputs ("Level 3" measurements). The three levels of the fair value hierarchy are as follows:

Level 1 — Observable inputs such as quoted prices in active markets at the measurement date for identical, unrestricted assets or liabilities.

Level 2 — Other inputs that are observable, directly or indirectly, such as quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3 — Unobservable inputs for which there is little or no market data and which the Company makes its own assumptions about how market participants would price the assets and liabilities.

RIO BRAVO OIL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In instances in which multiple levels of inputs are used to measure fair value, hierarchy classification is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

	Fair Value	Level 1	Level 2	Level 3

Asset retirement obligation	9,741			9,741

NOTE 4 – OIL AND GAS PROPERTIES

Oil and gas properties consisted of the following as of March 31 and December 31, respectively:

	2012	2011

Proved properties	$7,400,140	$-
Unproved properties	-	-
	7,400,140	-
Accumulated depletion, depreciation and impairment	-	-
	$7,400,140	$-

In the three months ended March 31, 2012 operations on the Edwards formation were essentially dormant. The primary activity for the period consisted of the Company, in conjunction with the third party operator, engaging a consultant to perform a geological and geophysical study of the drilling areas held by the Company in order to determine optimal well placement for the upcoming drilling program. The cost of the consultant was $30,000.

NOTE 5 - FURNITURE, FIXTURES AND EQUIPMENT

Furniture, fixtures and equipment consisted of the following as of March 31 and December 31, respectively:

	2012	2011

Salvaged equipment from Luling Edwards exploration	$292,479	$-
Accumulated depreciation	(3,938)	-
	$288,541	$-

In 2011 Pan Am salvaged certain equipment from its failed first drilling program for use in future drilling programs. That equipment will be transferred to oil and gas properties cost pool upon completion of a successful drilling program. Costs transferred to oil and gas properties will at that time stop being depreciated and will then be subject to amortization from the cost pool through depletion.

RIO BRAVO OIL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Depreciation expense for the quarter ended March 31, 2012 was $3,935. There was no depreciation expense for the prior period ended March 31, 2011. For the predecessor company, depreciation expense amounted to approximately $3,000 for the period from January 1, 2012 through February 14, 2012 and zero for the period from January 1, 2011 through March 31, 2011.

NOTE 6 – LOANS TO EAGLE FORD OIL COMPANY, INC.

As of March 31, 2012, the Company had advanced a total of approximately $1.46 million to Eagle Ford Oil Company, Inc. (“Eagle Ford”) which included loans acquired from Pan Am on the date of merger (see Note 2). The advances are not evidenced by a note, are unsecured and are non-interest bearing. Eagle Ford holds certain oil and gas leasehold rights at the same locations as the Company, however those rights extend to depths above and below those held by the Company. In addition, Eagle Ford currently acts as the operator for the depths it holds and has current production, which holds the entire leasehold, including those depths held by the Company. In 2011, Pan Am entered into a preliminary agreement to acquire 80% of the leasehold rights, rights to participate with the Joint Operating Agreements held by Eagle Ford, wells existing on the property and 80% of the personal property held by Eagle Ford with a purchase price of $1,500,000 plus the assumption of a $1 million liability acquired by Eagle Ford when it purchased its leasehold, personal property and other assets out of the bankruptcy estate of Caltex Swabbing Company (d/b/a Caltex Energy Company). The closing is dependent upon Eagle Ford meeting a number of requirements, including but not limited to delivery of audited financial statements.

NOTE 7 – NOTES AND ADVANCES PAYABLE

In connection with the acquisition of Pan Am the Company acquired certain advances payable and short term bridge notes in the principal amount of $1,900,000 from two unaffiliated entities. Of the $1,900,000 borrowed, $600,000 was evidenced by an unsecured promissory note, bears interest at the rate of 10% per annum and is due on the earlier of December 31, 2012 or upon demand. The remaining $1,300,000 borrowed was evidenced by a series of loan agreements all with essentially the same terms; interest at the rate of 6% per annum, unsecured, and due on the earlier of December 31, 2012 or upon demand. Post acquisition through March 31, 2012, the Company repaid approximately $1.25 million of principal on those notes.

In addition, in 2011 Pan Am was advanced $87,000 by a then related party. The advance is non-interest bearing, is unsecured and due on demand.

On February 24, 2012, the Company received gross proceeds of $2.5 million from the sale of two promissory notes to two unrelated entities. The notes mature on December 31, 2014, bear interest at the rate of 8% per annum, are unsecured and are convertible into up to 2.5 million shares of the Company’s common stock, subject to certain adjustments, at the option of the holders. In addition, should the Company’s common stock trade above $2.50 for a period of 30 or more consecutive trading days, the notes and all accrued and unpaid interest automatically convert into common stock of the Company, at the conversion rate then in effect. The Company determined that at issuance, no beneficial conversion feature was present.

RIO BRAVO OIL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In connection with the $2.5 million notes noted above, the Company paid a 10% fee to and unrelated third party who helped facilitate the transaction. The fee is being amortized on a straight line basis over the life of the loans. Through March 31, 2012 the Company amortized approximately $31,000 to interest expense.

NOTE 8 – SERIES A REDEEMABLE PREFERRED STOCK

In connection with the acquisition of Pan Am, the Company issued 5,500,000 shares of Series A preferred stock as partial consideration for the purchase. The Series A preferred stock issued to the holders above had an initial issue price of $1 per share and accrues a dividend quarterly to each holder at the rate of 3% per annum based on the original issue price, payable quarterly in cash or in kind. Series A preferred holders are required to have received all dividends before any dividend on common stock may be issued. The Series A preferred ranks senior to common stock in the event of a liquidation or winding up of the Company. The Series A preferred may be converted in whole or in part at any time at the option of the holder at the rate of 1 common share for each Series A Preferred, subject to adjustments as defined in the Series A certificate of designation. In addition, should the common stock of the Company trade in any over the counter market above $1.75 per share for a period of at least 30 consecutive trading days, the Company have an initial public offering of any class of securities in which gross proceeds are in excess of $50 million or consummate a merger in which the existing Company shareholders obtain less than 50% of the voting control of the combined entity, then the Series A preferred will automatically convert into the number of shares of common stock as the then conversion rate indicates. In the event that holders elect not to convert their Series A preferred or no automatic conversion is triggered, on January 31, 2019, the Series A preferred will become mandatorily redeemable for cash at its original issue price plus any unpaid dividends accrued as of that date. On the date of issuance, the Company determined that no beneficial conversion feature was present.

In March 2012, the Company commenced a separate offering of up to 10 million shares of Series A preferred stock in a private placement. As of March 31, 2012, no funds had yet been raised under the offering. The Company has recorded fees in the amount of $40,000 paid in connection with the offering as a deferred offering cost as of March 31, 2012 as it expects to raise funds shortly in the second quarter. Should the Company be unable to raise funds in quarter ended June 30, 2012, the fees deferred as of March 31, 2012 will be expensed as professional fees.

NOTE 9 – COMMON STOCK

On December 16, 2011, the Company filed a Preliminary Information Statement on Schedule 14-C disclosing that the holder of a majority of the Company’s common stock voted to (i) approve an amendment to the Company’s Articles of Incorporation to (a) change the name of the Company from Soton Holdings Group, Inc. to “Rio Bravo Oil, Inc.”, (b) increase the authorized common stock from 75,000,000 shares, par value $0.001, to 120,000,000 shares, par value $0.001, and (c) create a class of preferred stock, consisting of 30,000,000 shares, par value $0.001, the rights, privileges, and preferences of which may be set by the Company’s Board of Directors without further shareholder approval; and (ii) grant the Board of Directors the authority to amend the Company’s Articles of Incorporation in the future for the purpose of effectuating a forward stock split at a ratio between 2-for-1 and 35-for-1 without further approval by the shareholders.  These actions were approved by the holder of a majority of the Company’s voting securities. The name change, increase in authorized common stock and authorized preferred stock took effect with the Secretary of State for the State of Nevada on January 19, 2012, with the name change to Rio Bravo Oil, Inc. recognized by FINRA and the OTC Bulletin Board effective January 26, 2012. The forward stock split became effective as of February 15, 2012. All share amounts have been restated for the forwards stock split since inception.

RIO BRAVO OIL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Beginning in February 2012, in connection with the acquisition of Pan Am, the Company commenced a private placement offering of up to a maximum of 6,000,000 units, with each unit consisting of 1 share of common stock and 1 warrant to acquire 1 share of common stock of the Company, with an offering price of $0.75 per unit. The warrants have an exercise price of $1.50 per share and an exercise period of 3 years from the date of issuance. As part of the offering, the Company agreed to pay commissions of 10% of the gross funds raised. As of March 31, 2012, the Company had raised gross funds of approximately $2,650,000 and had accrued commission payable of approximately $265,000, included in accrued expenses. In addition, the Company had one signed private placement commitment of $500,000 for 666,666 units which was not funded as of the date of these financial statements and has been shown as a reduction of stockholders’ equity. In connection with the offering the Company incurred certain professional fee costs of approximately $41,000, which has been offset against the proceeds received in additional paid in capital.

On March 28, 2012, the Company’s majority investor cancelled 66,500,000 shares of common stock.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

General

There have been significant changes in the U.S. economy, oil and gas prices and the finance industry which have adversely affected and may continue to adversely affect the Company in its attempt to obtain financing or in its process to produce commercially feasible gas exploration or production.

Federal, state and local authorities regulate the oil and gas industry. In particular, gas and oil production operations and economies are affected by environmental protection statutes, tax statutes and other laws and regulations relating to the petroleum industry, as well as changes in such laws, changing administrative regulations and the interpretations and application of such laws, rules and regulations. The Company believes it is in compliance with all federal, state and local laws, regulations, and orders applicable to the Company and its properties and operations, the violation of which would have a material adverse effect on the Company or its financial condition.

Operating Hazards and Insurance

The gas and oil business involves a variety of operating risks, including the risk of fire, explosions, blow-outs, pipe failure, abnormally pressured formation, and environmental hazards such as oil spills, gas leaks, ruptures or discharges of toxic gases, the occurrence of any of which could result in substantial losses to the Company due to injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, cleanup responsibilities, regulatory investigation and penalties, and suspension of operations.

RIO BRAVO OIL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company is a passive working and net revenue interest owner and operator in the oil and gas industry. As such, the Company to date has not acquired its own insurance coverage over its passive interests in the properties; instead the Company has relied on the third party operators for its properties to maintain insurance to cover its operations.

There can be no assurance that insurance, if any, will be adequate to cover any losses or exposure to liability. Although the Company believes the policies obtained by the third party operators provide coverage in scope and in amounts customary in the industry, they do not provide complete coverage against all operating risks. An uninsured or partially insured claim, if successful and of significant magnitude, could have a material adverse effect on the Company and its financial condition via its contractual liability to the prospect.

Title to Properties

The Company’s practice has been to acquire or have its members contribute ownership or leasehold rights to oil and natural gas properties from third parties. The Company’s existing rights are dependent on those previous third parties having obtained valid title to the properties. Prior to the commencement of oil or gas drilling operations on those properties, the third parties customarily conduct a title examination. The Company generally does not conduct examinations of title prior to obtaining its interests in its operations, but rely on representations from the third parties that they have good, valid and enforceable title to the oil and gas properties. Based upon the foregoing, the Company believes it has satisfactory title to their producing properties in accordance with customary practices in the oil and gas industry. The Company is not aware of any title deficiencies as of the date of these financial statements.

Potential Loss of Oil and Gas Interests/Cash Calls

The Company has agreed to be bound by the existing joint operating agreements with various operators for the drilling of oil and gas properties, and still owes certain operator payments on drilling wells. In addition, the Company might be subject to future cash calls due to (1) the drilling of any new well or wells on drilling sites; (2) rework or recompletion of a well; and (3) deepening or plugging back of dry holes, etc. If the Company does not pay delinquent amounts due or its share of future authorization for expenditures invoices, it may forfeit all of its rights in certain of its interests on the applicable prospects and any related profits. If one or more of the other members of the prospects fail to pay their share of the prospect costs, the Company may need to pay additional funds to protect its investments.

NOTE 11 - NON CASH DISCLOSURES NOT MADE ELSEWHERE

No amounts were paid for income taxes in the periods presented in these financial statements.

During the predecessor period ended March 31, 2011 $42,920 of fixed asset additions were included in accounts payable.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

This Interim Report on Form 10-Q contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PLSRA”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) regarding Rio Bravo Oil, Inc. (the “Company” or “Rio Bravo,” also referred to as “us”, “we” or “our”). Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements involve risks and uncertainties. Forward-looking statements include statements regarding, among other things, (a) our projected sales, profitability, and cash flows, (b) our growth strategies, (c) anticipated trends in our industries, (d) our future financing plans and (e) our anticipated needs for working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plans,” “potential,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend” or the negative of these words or other variations on these words or comparable terminology. These statements may be found under “Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Description of Business,” as well as in this Form 10-Q generally. In particular, these include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, and financial results.

Any or all of our forward-looking statements in this report may turn out to be inaccurate. They can be affected by inaccurate assumptions we might make or by known or unknown risks or uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this Form 10-Q generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements. The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to publicly update any forward-looking statements, whether as the result of new information, future events, or otherwise. We intend that all forward-looking statements be subject to the safe harbor provisions of the PSLRA.

Overview

In January 2012, Rio Bravo Oil, Inc. (f/k/a/ Soton Holdings Group, Inc.), a Nevada corporation (the “Company”) determined to change its business plan to focus on the oil and gas industry and to seek, investigate, and, if warranted, acquire one or more properties or businesses in the oil and gas industry, and to pursue other related activities intended to enhance shareholder value. The acquisition of the oil and gas assets described herein was undertaken in furtherance of that strategy.

The Management of the Company has adopted a strategy of developing a growth-focused independent energy and production company with a focus on development of proven undeveloped reservoirs and expansion of fields through unconventional methods of resource development. The Company has begun to execute this strategy through acquisition and aggregation of certain working interests located within the Luling Edwards, Darst Creek Luling Branyon, and Salt Flat fields in Texas, (collectively referred to as the “Luling Edwards Fields”). It is the Company’s strategy to acquire certain significant working interests and assets with productive Edwards reservoirs, and to additionally acquire additional rights associated with its targeted leases, to obtain secondary development opportunities.

Material Events

In July 2011, Pan American Oil Company, LLC (“Pan American”) entered into a preliminary purchase and sale agreement with Rio Bravo Oil, LLC in which Pan American agreed to purchase all of Rio Bravo Oil LLC’s right, title and interest in its approximate 27% working interest and 23% net revenue interest in certain leaseholds in the Luling-Edwards Field. The purchase price was approximately $1.5 million in cash with a requirement to close on or before November 30, 2011. The agreement was subsequently modified to include Rio Bravo’s approximate 3.345% working interest and 12.5% net revenue interest (after overrides) in certain leaseholds in the Bateman Field and the purchase price was increased to include approximately an additional $1.7 million in cash with the acquisition date extended until Pan American was able to arrange funding. In February 2012 the agreement was modified again such that the assets included in the amended purchase and sale agreement included the original Luling-Edwards Field leaseholds and an option to purchase the Bateman Field leaseholds. This transaction closed on February 13, 2012. In November 2011, Pan American Oil Company, LLC entered into two separate purchase and sale agreements with entities that were sold partial interests in the Luling-Edwards field by Rio Bravo Oil, LLC in March 2010. The agreements called for Pan American to purchase approximately 20.75% net revenue interest and 30% working interest in the leaseholds in the Luling-Edwards field and had a combined purchase price of $300,000 in cash and the requirement of Pan American to deliver $500,000 worth of the shares of preferred stock Pan American receives in connection with a sale of its interests to a public company.

On February 13, 2012, the Company entered into a share exchange agreement with Pan American. Pursuant to the Agreement, Pan American exchanged its outstanding membership interests for 5,500,000 shares of Rio Bravo’s Series A Preferred stock and the assumption of approximately $3.3 million of liabilities.

Through the acquisition of Pan American, the Company assumed an agreement, that has not yet consummated, to acquire approximately 2,500 acres in Caldwell County, Texas from Eagle Ford Oil Co., Inc. a company related through common ownership to Pan American. The leasehold has rights to all formations except the Edwards formation, which the Company previously obtained through Pan American’s acquisition of Rio Bravo Oil, LLC. The purchase price for the leasehold is $1,800,000. The transaction is subject to the delivery of audited financial statements by Eagle Ford Oil Co., Inc. The conclusion of the acquisition will cause the company to assume an obligation of $1 million which is part of the acquisition of the Caltex leasehold and is due and payable at $5,000 per new well drilled or recompleted, with any remaining balance due and payable within 48 months.

On December 21, 2011, the Company obtained a bridge loan investment from Michael J. Garnick, an unaffiliated lender, in the amount of $200,000. The proceeds from issuance of a promissory note yielding 10% per annum, were used for general administrative expenses and to issue a bridge loan investment of $150,000 to Pan American. The note matured February 15, 2012. Pan American issued Soton Holdings Group Inc. a promissory note for the $150,000, dated January 5, 2012, yielding 10% interest per annum, and has a maturity date of June 30, 2012. The Company repaid the $200,000 note in March 2012.

On November 30, 2011 Pan American received a bridge loan of $600,000 from GS Izzy, LLC. The investor received a promissory note yielding 10% per annum, with a maturity of December 31, 2012 or upon demand. The Company repaid the bridge loan in full plus accrued interest in March 2012.

From August 8, 2011 through February 3, 2012 Pan American received a series of bridge loans totaling $1,500,000 from ABS Energy Exploration LLC, an affiliated lender, yielding 6% per annum, with a maturity of December 31, 2012 or upon demand. $850,000 of the face amount of this obligation has been repaid as of March 31, 2012.

On February 24, 2012, the Company received gross proceeds of $2.5 million from the sale of two promissory notes. The notes mature on December 31, 2014, bear interest at the rate of 8% per annum and are convertible into up to 2.5 million shares of the Company’s common stock at the option of the holders. In addition, should the Company’s common stock trade above $2.50 for a period of 30 or more consecutive trading days, the notes and all accrued and unpaid interest automatically convert into common stock of the Company.

Financing

The Company plans to raise an aggregate of approximately $15,250,000 from the private placement of Series A Preferred shares and warrants and Units comprising shares of Common Stock and Warrants. As of May 9, 2012, no shares of Series A Preferred stock have been sold and 3,541,667 Units have been sold in return for cash received for gross proceeds of $2,656,250.

Currently the Company intends to use the proceeds of such proposed offerings as follows:

Applications

Pan American & Eagle Ford Acquisition	$3,800,000

Phase 1 CAPEX (1)	$4,325,000

Working Capital and General Corporate Purposes (2)	$1,500,000

Sub-Total	$9,625,000

Additional Capital Available for Phase 2 CAPEX (3)	$5,625,000

& General Corporate Purposes

TOTAL	$15,250,000

Notes:

(1) Management expects to conclude Phase 1 CAPEX operations within the first six to nine months of the commencement of operations, dependent on results.

(2) Includes legal and accounting costs and costs of the proposed offerings.

(3) Phase 2 CAPEX is scheduled for completion over a period of six to nine months from commencement. The commencement date will depend upon the initial results from Phase 1 CAPEX, well permitting, as well as the availability of rigs and services.

We will need substantial additional capital to support our proposed future energy operations. No representation is made that any funds will be available when needed. In the event funds cannot be raised when needed, we may not be able to carry out our business plan, may never achieve sales or royalty income, and could fail in business as a result of these uncertainties.

Decisions regarding future participation in exploration wells or geophysical studies or other activities will be made on a case-by-case basis. We may, in any particular case, decide to participate or decline participation. If participating, we may pay our proportionate share of costs to maintain our proportionate interest through cash flow or debt or equity financing. If participation is declined, we may elect to farmout, non-consent, sell or otherwise negotiate a method of cost sharing in order to maintain some continuing interest in the prospect.

Comparison of the Three Months Ended March 31, 2012 to the Three Months Ended March 31, 2011

Our operating results are not comparable to the prior period for the following reasons:

•	In the prior period we were a shell company, defined as no or nominal operations and no or nominal assets, with a completely different ownership and management.
•	In 2012 we consummated an acquisition of Pan American where we acquired leasehold interests and are now focused on the oil and gas industry.
•	Amounts labeled as “predecessor business” represent operations that were not owned by us during the time period presented in our financial statements - some of which was under a different cost basis or fair value than how we reflect them after we acquired Pan American.

As described in more detail later in this document, the Company acquired Pan American Oil Company, LLC on February 14, 2012. Prior to that acquisition the Company was a shell company with limited or no operations. Under Securities and Exchange Commission (the “SEC”) rules when a registrant succeeds to substantially all of the business (or a separately identifiable line of business) of another entity (or group of entities) and the registrant's own operations before the succession appear insignificant relative to the operations assumed or acquired - the registrant is required to present financial information for the acquired entity (the “predecessor”) for all comparable periods being presented before the succession.

Therefore we are providing certain additional information in our financial statements regarding the predecessor businesses for periods prior to February 14, 2012. Pan American Oil Company, LLC, is considered a predecessor, Also, Pan American Oil Company, LLC purchased certain oil and gas leasehold interests from Rio Bravo Oil, LLC on February 13, 2012 prior to being acquired by the Company and therefore those leasehold interests are also considered a predecessor. Collectively, Pan American Oil Company, LLC and the leasehold interests acquired from Rio Bravo Oil, LLC is referred to as the “Predecessor Business” This financial information (for which intercompany transactions between the predecessors have been eliminated) for the period prior to February 14, 2012 is labeled “Predecessor Business” and the Company has placed a heavy black line between it and the Company’s (also referred to as the successor) information to differentiate it from the Company’s financial information.

The consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the SEC and as well as both the financial statements and the notes thereto for Pan American Oil Company, LLC and Properties Acquired From Rio Bravo Oil, LLC on February 13, 2012, included in the Company’s 2nd Amendment to Form 8 K/A - Event Reporting that it filed with the SEC on May 11, 2012.

In February 2012, we entered the oil and gas exploration and development industry upon our acquisition of Pan American Oil Company, LLC, which has leasehold interests in approximately 4500 gross acres in the Edwards formation in Caldwell and Guadeloupe counties in Texas. For the three months ended March 31, 2012 our net loss increased by approximately $492,000 to $495,595 from $2,730 for the three months ended March 31, 2011. The increased loss can be attributed to the following:

To date, we have had no revenues.

In the three months ended March 31, 2012, our general and administrative expenses increased by approximately $172,000 to $174,902 from $2,730 in the three months ended March 31, 2011. The increase was due to our acquiring Pan American Oil Company, LLC. We expect to increase our general and administrative expenses in future periods as we hire additional staff and develop our business.

In the three months ended March 31, 2012, our professional fee expenses increased by approximately $232,000 to $233,382 from nil in the three months ended March 31, 2011. The increase was due to our acquiring Pan American Oil Company, LLC and the additional reporting requirements we had in connection with the acquisition. Going forward through the remainder of 2012, we expect our professional fees to remain at elevated levels as we expect to acquire additional companies and will need to continue to expend resources in regards to our regulatory filing commitments as a public entity.

Depreciation expense increased in the three months ended March 31, 2012 to $3,935 from nil for the three months ended March 31, 2011. The increase resulted from our acquisition of Pan American Oil Company, LLC. In the future, should we be successful in our drilling program our depreciation, depletion and amortization will increase as we deplete our costs in the oil and gas property cost pool over our estimated total reserves.

Interest expense increased in the three months ended March 31, 2012 to $84,376 from nil in the three months ended March 31, 2011. The increase was the result of our borrowings of $2.5 million plus the assumption of approximately $1.9 million in bridge notes from our acquisition of Pan American Oil Company, LLC with the related amortization of deferred loan fees. We expect that our interest expense will decrease over the coming months as we issue equity instruments and use the proceeds to reduce our outstanding indebtedness.

Liquidity and Capital Resources

Liquidity

As of March 31, 2012 we had approximately $1.8 million in cash, a working capital surplus of approximately $398,000 and an accumulated deficit of approximately $583,000. Total Stockholders’ and temporary equity at March 31, 2012 was approximately $7.3 million. Total debt at March 31, 2012 was approximately $3,240,000, a change of $3,237,000 from approximately $203,000 at December 31, 2011. Our operating activities used approximately $623,000 in cash for the three months ended March 31, 2012. Our investing activities used $1,143,000, however of that amount approximately $1.1 million was amounts loaned to Pan American and Eagle Ford Oil Company, LLC which we do not expect to continue in future periods. We do expect to expend significant amounts starting late in the second quarter of 2012 as we begin phase 1 of our drilling program on the Edwards formation assets we acquired on February 14, 2012. As described elsewhere we have two private placement offerings in process. We believe that we do not have sufficient cash on hand to fund all of our projected development activities for the next twelve months. If we are unable to raise sufficient cash, we may need to curtail certain development activities.

Uses of estimates in the preparation of financial statements

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimated. To the extent management’s estimates prove to be incorrect, financial results for future periods may be adversely affected. Significant estimates and assumptions contained in the accompanying consolidated financial statements include management’s estimate of the allowance for uncollectible accounts receivable, amortization of intangible assets, and the fair values of options and warrant included in the determination of debt discounts and share based compensation.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Principal Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the information is accumulated and communicated to the Company’s Chief Executive Officer and Principal Financial Officer to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s Chief Executive Officer and Principal Financial Officer have concluded that these controls are not effective as of the end of the period covered by this quarterly report.

(b)	Changes in Internal Controls

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the fiscal period to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

The Company’s management, including the Company’s CEO and CFO, does not expect that the Company’s internal control over financial reporting will prevent all errors and all fraud.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 13, 2012, the Company entered into a Share Exchange Agreement (“SEA”) with Pan American Oil Company, LLC, a Texas Limited Liability Company (“Pan American”) pursuant to which the Company exchanged 5,500,000 shares of its Series A Convertible Redeemable Preferred Stock and assumed certain liabilities in the aggregate amount of approximately $3.0 million for 100% of the members’ ownership interest in Pan American. The Series A Convertible Redeemable Preferred Shares will be convertible in accordance with the terms of the Certificate of Designations, at the option of the holder, into shares of Company Common Stock on a one for one basis into an aggregate of 5,500,000 shares and the Company is obligated to redeem each share of Series A Preferred which remains issued and outstanding on January 31, 2019 for a price equal to the sum of the Original Issue Price and the aggregate amount of any unpaid Cumulative Preferred Dividends at a rate of three

On December 21, 2011, the Company borrowed $200,000 from Michael J. Garnick evidenced by a Promissory Note. Under the terms of the note, the loan bears interest at a rate of ten percent (10%) per annum payable at Maturity. The Note matures on February 15, 2012. As an inducement to making the loan, the Company issued 90,000 shares of its Common Stock to the holder.

Between February 7, 2012 and March 31, 2012, the Company sold and received the proceeds for Units comprising an aggregate of 3,541,667 shares of common stock and Warrants to purchase an aggregate of 1,770,833 shares of Common Stock at $1.50 per share to eight purchasers for gross proceeds of $2,656,250.

On April 16, 2012, the Company became obligated to issue Warrants to purchase 500,000 shares of Company Common Stock to Corporate Capital Group at an exercise price of $1.50 per share for a period of three (3) years from the date of issuance. (see Item 5—Subsequent events, below)

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

None.

ITEM 5. OTHER INFORMATION

Subsequent events

Consulting Agreement with Corporate Capital Group

On April 16, 2012, the Company entered into a Consulting Agreement with Corporate Capital Group (“Consultant”). The Consulting Agreement is for a term of twelve (12) months commencing the date of the Consulting Agreement. Under the terms of the Consulting Agreement, the Company is required to make an initial payment of $25,000 followed by twelve additional monthly payments of $10,000 each and reimbursement of the Consultants reasonable travel and out-of-pocket expenses. In addition, the Company will issue Warrants to the Consultant to purchase 500,000 shares of Company Common Stock at an exercise price of $1.50 per share exercisable for a period of three (3) years from the date of issuance. Consultant shall provide the following services, among others: (a) advise, negotiate and identify financing opportunities; (b) develop management skills for the Company in the area of finance, sales and marketing; (c) investor communications in the capital markets; (d) identification and advising with respect to strategic acquisitions and (e) assistance in strategic expansion.

ITEM 6. EXHIBITS

Index to Exhibits

31.1	Certification of Chief Financial Officer under Rule 13(a) - 14(a) of the Exchange Act.
31.2	Certification of Chief Executive Officer under Rule 13(a) - 14(a) of the Exchange Act.
32.1	Certification of CEO under 18 U.S.C. Section 1350
32.2	Certification of CFO under 18 U.S.C. Section 1350

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 2012.

RIO BRAVO OIL, INC.

By:	/s/ Thomas Bowman
Thomas Bowman
Chief Executive Officer and
Director (Principal Executive Officer)

By:	/s/ Carlos M. Buchanan, II
Carlos E. Buchanan II
Chief Financial Officer and
Director (Principal Financial Officer)

