Form 10-Q
period 2012-06-30
Rio Bravo Oil, Inc.
filed 2012-08-20
CIK 1502774

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal quarter ended                 June 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 32,291,657 shares outstanding of registrant’s common stock, par value $0.001 per share, as of August 1, 2012.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I

ITEM 1. FINANCIAL STATEMENTS

RIO BRAVO OIL, INC.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	Successor		Predecessor Business
	June 30,	December 31,	December 31,
	2012	2011	2011
	Unaudited	Unaudited	*
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$847,022	172,500	$5,159
Other Receivables	116,008
Prepaid operator credit	349,823	852	159,704
TOTAL CURRENT ASSETS	1,312,853	173,352	164,863
PROPERTY AND EQUIPMENT
Proved oil and gas properties, net of accumulated depletion	15,993,866	-	621,333
Furniture, fixtures and equipment, net of accumulated depreciation	649,487	-	295,789
	16,643,353	-	917,122
Deferred loan costs, net of amortization	218,750	-	-
Advances receivable	-	-	503,008
TOTAL ASSETS	$18,174,956	173,352	1,584,993

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$590,247	-	531,428
Accrued expenses	467,022	8,797	129,934
Advances payable	90,704	-	87,000
Rio Bravo assets purchase payable	34,968	-	-
Eagle Ford asset purchase payable	225,000
Due to the Caltex Bankruptcy Estate	295,000
Loan from former director	3,332	3,332	-
Loan from stockholder	-	199,395	-
Leasehold purchase payable	-	-	500,000
Short term note payable	300,000	-	-
Bridge notes payable	350,000	-	1,855,000
TOTAL CURRENT LIABILITIES	2,356,273	211,524	3,103,362

NON CURRENT LIABILITIES
Notes payable	3,250,000	-	-
Due to the Caltex Bankruptcy Estate	741,556
Asset retirement obligation	2,401,596	-	9,740

TOTAL LIABILITIES	8,749,425	211,524	3,113,102

Commitments and contingencies	-	-	-

REDEEMABLE SERIES A PREFERRED STOCK	5,500,000	-	-

STOCKHOLDERS’ EQUITY
Series B Preferred Stock, $0.001 par value, 5,000,0000 Authorized, 3,250,000 and nil issued and outstanding shares of June 30, 2012 and December 31, 2012 respectively, liquidation value of $3,250,000	3,250	-	-

Common Stock, $0.001 par value, 120,000,000 Authorized 32,291,657 and 95,250,000 Issued and outstanding shares as of June 30, 2012 and December 31, 2011, respectively	32,291	95,250	-
Additional paid-in capital	6,310,249	-	-
Subscription receivable	500,000	-	-
Stockholders’ deficit accumulated in the exploratory stage	(1,920,259)	(133,422)	(1,528,109)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,174,956	$173,352	1,584,993

* Derived from audited information

See accompanying notes to the Condensed Consolidated Financial Statements (unaudited)

RIO BRAVO OIL, INC.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Successor
			From
			Inception
	Six Months Ended		Through
	June 30,		June 30,
	2012	2011	2012

REVENUES AND GAINS
Revenues from sale of oil and gas	$58,950	$-	$58,950

OPERATING EXPENSES:
Leasehold operating and workover expense	343,804	-	343,804
General and administrative	617,604	8,997	679,131
Professional fees	653,011	-	653,011
Impairment of oil & gas interests	-	-	-
Depreciation, depletion and amortization expense	27,268	-	27,268
Total operating expenses	1,641,687	8,997	1,703,214

LOSS FROM OPERATIONS	(1,582,737)	(8,997)	(1,644,264)

OTHER INCOME AND EXPENSE
Interest income	-	-	-
Interest expense	(208,725)	-	(208,870)
Total other income	(208,725)	-	(208,870)

NET LOSS	(1,791,462)	(8,997)	(1,853,134)

Preferred dividends	61,875	-	61,875

Net loss to common stockholders	$(1,853,337)	$(8,997)	$(1,915,009)

Basic and diluted loss per common share	$(0.03)	$(0.00)	$(0.03)

Basic and diluted weighted average common shares outstanding	63,225,452	95,250,000	83,286,612

See accompanying notes to the Condensed Consolidated Financial Statements (unaudited)

RIO BRAVO OIL, INC.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Successor
	Three Months Ended
	June 30,
	2012	2011

REVENUES AND GAINS
Revenues from sale of oil and gas	$58,950	$-

OPERATING EXPENSES:
Leasehold operating and workover expense	343,804	-
General and administrative	442,702	6,267
Professional fees	420,629	-
Impairment of oil & gas interests	-	-
Depreciation, depletion and amortization expense	23,333	-
Total operating expenses	1,230,468	6,267

LOSS FROM OPERATIONS	(1,171,518)	(6,267)

OTHER INCOME AND EXPENSE
Interest income	-	-
Interest expense	(124,349)	-
Total other income	(124,349)	-

NET LOSS	(1,295,867)	(6,267)

Preferred dividends	41,250	-

Net loss to common stockholders	$(1,337,117)	$(6,267)

Basic and diluted loss per common share	$(0.05)	$-

Basic and diluted weighted average common shares outstanding	32,291,656	95,250,000

See accompanying notes to the Condensed Consolidated Financial Statements (unaudited)

RIO BRAVO OIL, INC.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Predecessor Business
	Period from 1/1/2012 through February 14,	Three Months Ended June 30,	Six Months Ended June 30,
	2012	2011	2011

REVENUES AND GAINS
Revenues from sale of oil and gas	$-	$-	$-

OPERATING EXPENSES:
Leasehold operating and workover expense	-	19,910	43,208
General and administrative	108,972	-	3,665
Professional fees	54,649	-	-
Impairment		28,223	70,030
Depreciation expense	3,311	-	-
Total operating expenses	166,932	48,133	116,903

LOSS FROM OPERATIONS	(166,932)	(48,133)	(116,903)

OTHER INCOME AND EXPENSE
Interest income	-		-
Interest expense	-		-
Total other income	-	-	-

NET LOSS	(166,932)	(48,133)	(116,903)

Preferred dividends	-	-	-

Net loss to common stockholders	$(166,932)	$(48,133)	$(116,903)

Basic and diluted loss per common share

Basic and diluted weighted average common shares outstanding

See accompanying notes to the Condensed Consolidated Financial Statements (unaudited)

RIO BRAVO OIL, INC.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Successor
			From
			Inception
	Six Months Ended		through
	June 30,		June 30,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITES
Net loss	(1,791,462)	(8,997)	$(1,853,134)
Adjustments to reconcile net loss to cash used in operations
Depreciation, depletion and amortization	27,268	-	27,268
Non cash interest expense	93,044		93,189
Impairment of oil and gas interests	-	-	-
Changes in assets and liabilities
Prepaid expenses	22,175	(5,001)	21,323
Accounts payable	62,718	-	62,718
Accrued expenses	93,804	-	102,601

Net cash used by operations	(1,492,453)	(13,998)	(1,546,035)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures for oil and gas property	(30,000)	-	(30,000)
Cash paid to acquire Pan American Oil Company, LLC, net of cash acquired	(650,143)	-	(650,143)
Cash paid to acquire leasehold interests from Eagle Ford Oil Co	(1,212,440)	-	(1,212,440)

Cash flow used in investing activities	(1,892,583)	-	(1,892,583)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stockholder loan	-	-	200,000
Repayment of stockholder loan	(200,000)	-	(200,000)
Proceeds from debt issuance	3,553,559	-	3,553,559
Proceeds from director loan	-	-	3,332
Loan fees paid	(250,000)		(250,000)
Bridge notes proceeds	-	-	-
Repayments of bridge loans	(1,550,000)		(1,550,000)
Proceeds from sale of common stock and warrants net of offering costs paid	2,615,999	-	2,638,749
Loans provided to third parties	(110,000)	-	(110,000)
Cash provided by financing activities	4,059,558	-	4,285,640

Increase (decrease) in cash and cash equivalents	674,522	(13,998)	847,022
Cash and cash equivalents, beginning of year	172,500	14,046	-
Cash and cash equivalents, end of year	847,022	48	847,022

Cash paid for interest	$19,167	$-	$19,167

See accompanying notes to the Condensed Consolidated Financial Statements (unaudited)

RIO BRAVO OIL, INC.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Predecessor Business
	From January 1, 2012 through February 14,	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITES
Net loss	(166,932)	(86,903)
Adjustments to reconcile net loss to cash used in operations
Depreciation	3,311	-
Non cash interest expense	-	-
Impairment of oil & gas interests	-	70,030
Changes in assets and liabilities
Prepaid expenses	(12,175)	-
Accounts payable	-	16,873
Accrued expenses	-

Net cash used by operations	(175,796)	-

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures for oil and gas property	(30,000)	-
Cash advanced to Pan American Oil Company, LLC, net of cash acquired	615,250	-
Loans to Eagle Ford Oil Company, Inc.	(409,506)	-

Cash flow used in investing activities	175,744	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stockholder loan	-	-
Repayment of stockholder loan	-	-
Proceeds from debt issuance	-	-
Loan fees paid	-	-
Bridge notes proceeds	245,000	-
Repayment of bridge notes	(200,000)
Proceeds from sale of common stock and warrants net of offering costs paid	-	-
Payment of Series A offering costs	-	-
Cash provided by financing activities	45,000	-

Increase (decrease) in cash and cash equivalents	44,948	-
Cash and cash equivalents, beginning of year	5,159	-
Cash and cash equivalents, end of year	50,107	-

Cash paid for interest	$-	$-

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

The consolidated condensed financial statements included herein are unaudited. Such consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated. All such adjustments are of a normal recurring nature except for those related to the acquisition of Pan American Oil Company, LLC on February 14, 2012 as described later in this document. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2012 or for any other period. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the interim information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the SEC and as well as both the financial statements and the notes thereto for Pan American Oil Company, LLC and Properties Acquired From Rio Bravo Oil, LLC on February 13, 2012, included in the Company’s 2 nd Amendment to Form 8 K/A - Event Reporting that it filed with the SEC on May 10, 2012.

NOTE 2 - MERGER WITH PAN AMERICAN OIL COMPANY, LLC

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

Immediately prior to the merger with the Company, Pan Am consummated an acquisition of oil and gas leasehold interests in the Edwards formation from Rio Bravo Oil, LLC (“Rio LLC”), a company with common ownership and control with Pan Am. The purchase price of the leasehold interests was $1.6 million which consisted of approximately $966,000 of cash and payment of expenses on behalf of Rio LLC, a payable to Rio LLC of approximately $120,000 (of which $85,000 was paid in the second quarter 2012) and assumption of a payable to the operator of the Edwards formation leaseholds of approximately $514,000. Because the two companies were under common control, the acquisition of these assets were reflected at their historical basis of Rio LLC by Pan Am, with the excess consideration being treated as a distribution to a member of Rio LLC as reflected under the Predecessor Business caption on the balance sheet presented in this document. As a result of application of the purchase method of accounting, which is based on the amount of consideration paid, these same assets are reflected using a stepped up basis in the Company’s balance sheet. Thus the Company’s financial statements from the periods prior to the transaction date are not directly comparable to the financial statements for periods subsequent to the transaction date.

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

	Six Months Ended June 30,
	2012	2011

Pro forma net sales	$-	$-
Pro forma net loss to common stockholders	$(1,958,394)	$(125,900)
Pro forma basic and diluted loss per share	$(0.03)	$(0.00)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

In accordance with authoritative guidance on accounting for the impairment or disposal of long-lived assets, as set forth in Topic 360 of the Financial Accounting Standards Board Accounting Standards Codification TM (the “FASC”), the Company assesses the recoverability of the carrying value of its non-oil and gas long-lived assets when events occur that indicate an impairment in value may exist. An impairment loss is indicated if the sum of the expected undiscounted future net cash flows is less than the carrying amount of the assets. If this occurs, an impairment loss is recognized for the amount by which the carrying amount of the assets exceeds the estimated fair value of the asset.

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

Average cost to remediate individual well sites: $4,000 to $7,000 (net to our interest)

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

Beginning balance	$-
Liabilities incurred	2,354,436
Liabilities Settled	-
Accretion expense	47,160
Balance at June 30	$2,401,596

Concentrations

Upon acquisition of oil and gas field interests, the Company also became a party to joint operating agreements (“JOA’s”) that define the rights and responsibilities third party operators and passive interest holders. Under the JOA, the third party operator is responsible for acquiring customers to sell the oil and gas produced and to either performing or contracting out to other third parties to perform services necessary to continue and maintain undeveloped acreage.

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

Level 1 - Observable inputs such as quoted prices in active markets at the measurement date for identical, unrestricted assets or liabilities.

Level 2 - Other inputs that are observable, directly or indirectly, such as quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3 - Unobservable inputs for which there is little or no market data and which the Company makes its own assumptions about how market participants would price the assets and liabilities.

In instances in which multiple levels of inputs are used to measure fair value, hierarchy classification is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

	Fair Value	Level 1	Level 2	Level 3

Asset retirement obligation	2,401,596			2,401,596

NOTE 4 – ACQUISITION OF LEASEHOLD INTERESTS FROM NUMA LULING, LLC AND EAGLE FORD OIL CO, INC.

In June, 2012, the Company completed the acquisition of all of the leasehold interests held by Numa Luling, LLC (“Numa”). The purchase price of the leasehold interests acquired from Numa was 3,250,000 shares of Series B Preferred stock (see Note 8) plus the assumption of certain liabilities of Numa. The stock was recorded at its then fair value upon issuance at $3,466,667. The acquisition of Numa increased the Company’s ownership interest in the Edwards formation leaseholds covering approximately 4,500 acres gross (2,143 net) in Texas. The Company acquired an approximate 25% working interest and approximate 18.75% net revenue interest (after pay out) in the Edwards formation leaseholds in Caldwell and Guadeloupe counties in Texas. The results of operation of Numa are included herein starting on June 1, 2012

In June 2012, the Company completed the acquisition of 80% of the leasehold interests and approx. 500 wells held by Eagle Ford Oil Co, Inc. (“Eagle Ford”). The purchase price of the leasehold interests and wells acquired was approximately $2 million in cash plus a note for $225,000 plus the assumption of certain liabilities. The Company assumed Eagle Ford’s liabilities to the previous leaseholders, the bankruptcy estate of Caltex Swabbing Co. Those liabilities were primarily $295,000 of the original upfront cash purchase price paid that was still owing to the bankruptcy estate and “Option B” liability that requires the Company to pay to the bankruptcy estate $5,000 per well drilled for the first 200 wells and in the event that 200 wells are not drilled on or before March 16, 2016, the difference between $1 million and the amount paid per well becomes immediately due. The Company acquired 80% working interest and approximate 60% net revenue interest in the same acreage as the Edwards formation, but for all depths below and above the Edwards formation. Eagle Ford retained the third party operating rights to the Fields and also has 20% of its interest carried by the Company for all drilling and swabbing operations. The swabbing operation holds production for the entire leasehold. The results of operation for Eagle Ford are included herein starting on April 1, 2012.

Under the purchase method of accounting, the Company assets acquired and liabilities assumed are recorded at their respective fair values as of the transaction date. In connection with the merger, the consideration paid, and the assets acquired and liabilities assumed, recorded at fair value on the date of acquisition, are summarized in the following tables:

In thousands
Net assets acquired
Cash	$-
Prepaids	199
Proved oil and gas property	8,483
Furniture, fixtures and equipment	376
Other receivables	-
$9,058

Liabilities
Accounts payable & accrued expenses	$-
Loans payable	295
Bridge notes payable	-
Other liabilities	727
Asset retirement obligations	2345
$3,367

Net identifiable assets/consideration paid	$5,691

Unaudited Pro Forma Statements of Operations Data

The following unaudited pro forma statement of operations data presents the combined results of the Company as if its acquisition of Numa and EF had occurred on January 1, 2011.

The unaudited pro forma information is based on various assumptions and presented for comparative purposes only and is not necessarily indicative of the results of operations that actually would have been achieved if the acquisition had taken place at the beginning of 2011.

	Six Months Ended June 30,
	2012	2011

Pro forma net sales	$-	$-
Pro forma net loss to common stockholders	$(1,964,896)	$(237,194)
Pro forma basic and diluted loss per share	$(0.03)	$(0.00)

NOTE 5 - OIL AND GAS PROPERTIES

Oil and gas properties consisted of the following as of June 30 and December 31, respectively:

	2012	2011

Proved properties	$16,002,275	$-
Unproved properties	-	-
	16,002,275	-
Accumulated depletion, depreciation and impairment	(8,409)	-
	$15,993,866	$-

In the six months ended June 30, 2012 operations on the Edwards formation were essentially dormant. The primary activity for the period consisted of the Company, in conjunction with the third party operator, engaging a consultant to perform a geological and geophysical study of the drilling areas held by the Company in order to determine optimal well placement for the upcoming drilling program. The cost of the consultant was $30,000.

NOTE 6 - FURNITURE, FIXTURES AND EQUIPMENT

Furniture, fixtures and equipment consisted of the following as of June 30 and December 31, respectively:

	2012	2011

Salvaged equipment from Luling Edwards exploration	$668,346	$-
Accumulated depreciation	(18,859)	-
	$649,487	$-

In 2011 Pan Am and Numa salvaged certain equipment from its failed first drilling program for use in future drilling programs. That equipment will be transferred to oil and gas properties cost pool upon completion of a successful drilling program. Costs transferred to oil and gas properties will at that time stop being depreciated and will then be subject to amortization from the cost pool through depletion.

Depreciation expense for the quarter ended June 30, 2012 was $3,935. There was no depreciation expense for the prior period ended June 30, 2011. For the predecessor company, depreciation expense amounted to approximately $3,000 for the period from January 1, 2012 through February 14, 2012 and zero for the period from January 1, 2011 through June 30, 2011.

NOTE 7 - NOTES AND ADVANCES PAYABLE

In connection with the acquisition of Pan Am the Company acquired certain advances payable and short term bridge notes in the principal amount of $1,900,000 from two unaffiliated entities. Of the $1,900,000 borrowed, $600,000 was evidenced by an unsecured promissory note, bears interest at the rate of 10% per annum and is due on the earlier of December 31, 2012 or upon demand. The remaining $1,300,000 borrowed was evidenced by a series of loan agreements all with essentially the same terms; interest at the rate of 6% per annum, unsecured, and due on the earlier of December 31, 2012 or upon demand. Post acquisition through June 30, 2012, the Company repaid approximately $1.55 million of principal on those notes.

In addition, in 2011 and 2012 Pan Am was advanced approximately $90,000 by a then related party. The advance is non-interest bearing, is unsecured and due on demand.

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

In connection with the $2.5 million notes noted above, the Company paid a 10% fee to and unrelated third party who helped facilitate the transaction. The fee is being amortized on a straight line basis over the life of the loans. Through June 30, 2012 the Company amortized approximately $31,000 to interest expense.

On April 30, 2012, the Company received gross proceeds of $750,000 from the sale of a promissory note that matures on April 30, 2017, is unsecured and bears interest at the rate of 3% per annum. The note contains conversion privileges such that the holder may convert at any time into common stock of the Company at a conversion rate of $0.75 per share. The conversion feature includes standard anti-dilution provisions.

On May 21, 2012, the Company received gross proceeds of $300,000 from the sale of a promissory note that matures on the earlier of December 31, 2012 or upon the Company raising $1,500,000 in debt or equity after the sale of the note, bears interest at the rate of 6% per annum and is unsecured.

NOTE 8 - PREFERRED STOCK

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

In March 2012, the Company commenced a separate offering of up to 10 million shares of Series A preferred stock in a private placement. As of June 30, 2012, no funds had yet been raised under the offering.

In connection with the acquisition of Numa, the Company issued 3,250,000 shares of Series B preferred stock as partial consideration for the purchase. The Series B preferred stock had an initial issue (also liquidation price) of $1 per share. The Series B ranks junior to the Series A preferred stock in respect to the payment of dividends but senior to shares of common stock. The Series B is non-cumulative and dividends must be declared before they become payable by the Company. The Series B ranks pari-passu in respect to liquidation and all other matters to the Series A preferred stock. Each share of Series B preferred stock may be converted at any time by the holder into 1.33 shares of common stock. In the event that the Company’s common stock trades above $1.75 per share for 30 consecutive trading days, the Company closes on a qualified sale (as defined in the agreement) in which the consideration to be received is greater than $50 million, or the Company has an underwritten public offering with proceeds in excess of $50 million, the Series B preferred stock automatically converts into common stock at the rate of 1.33 common shares for each Series B share. The holders also have standard anti-dilution protections. On the date of issuance, the Company determined that no beneficial conversion feature was present.

NOTE 9 - COMMON STOCK

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

Beginning in February 2012, in connection with the acquisition of Pan Am, the Company commenced a private placement offering of up to a maximum of 6,000,000 units, with each unit consisting of 1 share of common stock and 1 warrant to acquire 1 share of common stock of the Company, with an offering price of $0.75 per unit. The warrants have an exercise price of $1.50 per share and an exercise period of 3 years from the date of issuance. As part of the offering, the Company agreed to pay commissions of 10% of the gross funds raised. As of June 30, 2012, the Company had raised gross funds of approximately $2,650,000 and had accrued commission payable of approximately $265,000, included in accrued expenses. In addition, the Company had one signed private placement commitment of $500,000 for 666,666 units which was not funded as of the date of these financial statements and has been shown as a reduction of stockholders’ equity. In connection with the offering the Company incurred certain professional fee costs of approximately $41,000, which has been offset against the proceeds received in additional paid in capital.

On March 28, 2012, the Company’s majority investor cancelled 66,500,000 shares of common stock.

In May 2012 the Board of Directors adopted a stock compensation plan. The plan allows the Company to issue shares of common stock, options to purchase common stock or stock appreciation rights to employees, directors and consultants employed by the Company. The number of shares of common stock issuable under the plan is determined each January 1, such that the plan may issue shares of common stock or instruments to acquire common stock of the Company up to 15% of the then outstanding common stock of the Company. No awards were granted or outstanding during the period ending June 30, 2012.

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

NOTE 12 – SUBSEQUENT EVENTS

In July 2012, the Company entered into an agreement for a third party to provide the Company with investor relation services. As part of the compensation for the services to be rendered, the Company granted the firm 100,000 shares of common stock. The agreement also provided the firm with piggyback registration rights.

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

In June 2012, the Company consummated two transactions to acquire additional leasehold rights to acreage in Guadeloupe and Caldwell Counties, Texas. In the first agreement, the Company entered into a purchase and sale agreement with Numa Luling, LLC in which the Company acquired all of Numa Luling, LLC’s right, title and interest (25% working interest and 25% net revenue interest, subject to 25% ORRI) in leasehold rights to the same formation, the Edwards formation, held by the Company. The purchase price for the acquisition of interests held by Numa Luling, LLC was 3,250,000 shares of Series B Preferred stock, which the Company valued at $3.466 million. The second acquisition was an asset purchase agreement with Eagle Ford Oil Co, Inc. in which the Company acquired 80% of the leasehold interests held by Eagle Ford Oil Co, Inc.. The leaseholds acquired are for depths other than the Edwards formation on the same acreage as the leaseholds owned by the Company. As part of the agreement, the Company agreed to carry the remaining 20% interest for drilling and swabbing operations, but not for leasehold operating expenses. The purchase price was payment of approximately $2 million in cash plus a note in the amount of $225,000 plus the assumption of certain payment obligations to the bankruptcy estate of the previous owner of the leasehold rights. The payment obligation calls for the Company to pay to the bankruptcy estate $5,000 per well drilled to a maximum of 200 wells and if that total is not met a balloon payment is due on March 16, 2016 for the difference between $1 million and the per well amount funded through March 16, 2016.

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

From August 8, 2011 through February 3, 2012 Pan American received a series of bridge loans totaling $1,500,000 from ABS Energy Exploration LLC, an affiliated lender, yielding 6% per annum, with a maturity of December 31, 2012 or upon demand. $1,150,000 of the face amount of this obligation has been repaid as of June 30, 2012.

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

On April 30, 2012, the Company received gross proceeds of $750,000 from the sale of a promissory note that matures on April 30, 2017, is unsecured and bears interest at the rate of 3% per annum. The note contains conversion privileges such that the holder may convert at any time into common stock of the Company at a conversion rate of $0.75 per share. The conversion feature includes standard anti-dilution provisions.

On May 21, 2012, the Company received gross proceeds of $300,000 from the sale of a promissory note that matures on the earlier of December 31, 2012 or upon the Company raising $1,500,000 in debt or equity after the sale of the note, bears interest at the rate of 6% per annum and is unsecured.

Financing

The Company plans to raise an aggregate of approximately $15,250,000 from the private placement of Series A Preferred shares and warrants and Units comprising shares of Common Stock and Warrants. As of August 14, 2012, no shares of Series A Preferred stock have been sold and 3,541,667 Units have been sold in return for cash received for gross proceeds of $2,656,250.

Currently the Company intends to use the proceeds of such proposed offerings as follows:

Applications

Eagle Ford Acquisition	$225,000

Phase 1 CAPEX (1)	$4,325,000

Working Capital and General Corporate Purposes (2)	$1,500,000

Sub-Total	$6,050,000

Additional Capital Available for Phase 2 CAPEX (3)	$9,200,000

& General Corporate Purposes

TOTAL	$15,250,000

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

Comparison of the Three and Six months ended June 30, 2012 to the Three and Six months ended June 30, 2011

Our operating results are not comparable to the prior period for the following reasons:

•	In the prior period we were a shell company, defined as no or nominal operations and no or nominal assets, with a completely different ownership and management.
•	In February 2012 we consummated an acquisition of Pan American where we acquired leasehold interests and are now focused on the oil and gas industry.
•	Amounts labeled as “predecessor business” represent operations that were not owned by us during the time period presented in our financial statements - some of which was under a different cost basis or fair value than how we reflect them after we acquired Pan American.

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

In June 2012, the Company consummated two transactions to acquire additional leasehold rights as described elsewhere in this document.

The consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the SEC and as well as both the financial statements and the notes thereto for Pan American Oil Company, LLC and Properties Acquired From Rio Bravo Oil, LLC on February 13, 2012, included in the Company’s 2 nd Amendment to Form 8 K/A - Event Reporting that it filed with the SEC on May 11, 2012 and the Amendment to Form 8 K/A – Event Reporting dated August 20, 2012 which presents the financial statements of the entities acquired in the second quarter of 2012.

Comparison of the six months ended June 30, 2012 to June 30, 2011

In February 2012, we entered the oil and gas exploration and development industry upon our acquisition of Pan American Oil Company, LLC, which has leasehold interests in approximately 4500 gross acres in the Edwards formation in Caldwell and Guadeloupe counties in Texas. For the six months ended June 30, 2012 our net loss increased by approximately $1,782,465 to $1,791,462 from $8,997 for the six months ended June 30, 2011. The increased loss can be attributed to the following:

In the six months ended June 30, 2012 we had revenues of approximately $59,000 which are attributable to our acquisition of leasehold rights from Eagle Ford Oil Co, Inc.. We had no revenues prior to the acquisition of leasehold rights from Eagle Ford Oil Co, Inc in 2012. Our leasehold operating costs, increased to $344,000 in the six months ended June 30, 2012 from nil in the six months ended June 30, 2011. The increase is attributable to the acquisitions we made in 2012.

In the six months ended June 30, 2012, our general and administrative expenses increased by approximately $609,000 to $618,000 from $9,000 in the six month ended June 30, 2011. The increase was due to our acquiring Pan American Oil Company, LLC, the leasehold rights from Numa Luling, LLC and the leasehold rights from Eagle Ford Oil Co, Inc.. We expect to increase our general and administrative expenses in future periods as we hire additional staff and develop our business.

In the six months ended June 30, 2012, our professional fee expenses increased to $653,000 from nil in the six month ended June 30, 2011. The increase was due to our acquiring Pan American Oil Company, LLC, the leasehold rights from Numa Luling, LLC and the leasehold rights from Eagle Ford Oil Co, Inc. and the additional reporting requirements we had in connection with the acquisition. Going forward through the remainder of 2012, we expect our professional fees to remain at elevated levels as we expect to acquire additional companies and will need to continue to expend resources in regards to our regulatory filing commitments as a public entity.

Depletion, Depreciation and Amortization expense increased in the six month ended June 30, 2012 to $27,000 from nil for the six month ended June 30, 2011. The increase resulted from our acquisition of Pan American Oil Company, LLC and the leasehold rights of Numa Luling, LLC and Eagle Ford Oil Company, LLC. In the future, should we be successful in our drilling program our depreciation, depletion and amortization will increase as we deplete our costs in the oil and gas property cost pool over our estimated total reserves.

Interest expense increased in the six month ended June 30, 2012 to $209,000 from nil in the six month ended June 30, 2011. The increase was the result of our borrowings of $3.5 million plus the assumption of approximately $1.9 million in bridge notes from our acquisition of Pan American Oil Company, LLC with the related amortization of deferred loan fees and the accretion from the asset retirement obligation we incurred in connection with the purchase of the leasehold rights from Eagle Ford Oil Co, Inc.. We expect that our interest expense will decrease over the coming months as we issue equity instruments and use the proceeds to reduce our outstanding indebtedness.

Comparison of the three months ended June 30, 2012 to June 30, 2011

In the three months ended June 30, 2012 we had revenues of approximately $59,000 which are attributable to our acquisition of leasehold rights from Eagle Ford Oil Co, Inc.. We had no revenues prior to the acquisition of leasehold rights from Eagle Ford Oil Co, Inc in 2012. Our leasehold operating costs, increased to $344,000 in the three months ended June 30, 2012 from nil in the three months ended June 30, 2011. The increase is attributable to the acquisitions we made in 2012.

In the three months ended June 30, 2012, our general and administrative expenses increased by approximately $344,000 to $344,000 from nil in the three month ended June 30, 2011. The increase was due to our acquiring Pan American Oil Company, LLC, the leasehold rights from Numa Luling, LLC and the leasehold rights from Eagle Ford Oil Co, Inc.. We expect to increase our general and administrative expenses in future periods as we hire additional staff and develop our business.

In the three months ended June 30, 2012, our professional fee expenses increased to $421,000 from nilin the three month ended June 30, 2011. The increase was due to our acquiring Pan American Oil Company, LLC, the leasehold rights from Numa Luling, LLC and the leasehold rights from Eagle Ford Oil Co, Inc. and the additional reporting requirements we had in connection with the acquisition. Going forward through the remainder of 2012, we expect our professional fees to remain at elevated levels as we expect to acquire additional companies and will need to continue to expend resources in regards to our regulatory filing commitments as a public entity.

Depletion, Depreciation and Amortization expense increased in the three month ended June 30, 2012 to $23,000 from nil for the three month ended June 30, 2011. The increase resulted from our acquisition of Pan American Oil Company, LLC and the leasehold rights of Numa Luling, LLC and Eagle Ford Oil Company, LLC. In the future, should we be successful in our drilling program our depreciation, depletion and amortization will increase as we deplete our costs in the oil and gas property cost pool over our estimated total reserves.

Interest expense increased in the three month ended June 30, 2012 to $124,000 from nil in the three month ended June 30, 2011. The increase was the result of our borrowings of $3.5 million plus the assumption of approximately $1.9 million in bridge notes from our acquisition of Pan American Oil Company, LLC with the related amortization of deferred loan fees and the accretion from the asset retirement obligation we incurred in connection with the purchase of the leasehold rights from Eagle Ford Oil Co, Inc.. We expect that our interest expense will decrease over the coming months as we issue equity instruments and use the proceeds to reduce our outstanding indebtedness.

Liquidity and Capital Resources

Liquidity

As of June 30, 2012 we had approximately $847,000 in cash, a working capital deficit of approximately $390,000 and an accumulated deficit of approximately $1,920,000. Total Stockholders’ and temporary equity at June 30, 2012 was approximately $9.4 million. Total debt at June 30, 2012, excluding the discount on the Option B liability, was approximately $5,420,000, a change of $5,217,000 from approximately $203,000 at December 31, 2011. Our operating activities used approximately $1,492,000 in cash for the six month ended June 30, 2012. Our investing activities used $1,893,000, however of that amount approximately $1,863,000 was used to acquire Pan American and 80% of the leasehold interests held by Eagle Ford Oil Company, LLC which we do not expect to continue in future periods. We do expect to expend significant amounts starting late in the second quarter of 2012 as we begin phase 1 of our drilling program on the Edwards formation assets we acquired on February 14, 2012 and in June 2012. As described elsewhere we have two private placement offerings in process. We believe that we do not have sufficient cash on hand to fund all of our projected development activities for the next twelve months. If we are unable to raise sufficient cash, we may need to curtail certain development activities.

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

On June 1, 2012, the Company entered into an Asset Purchase Agreement with Numa Luling, LLC, a Texas limited liability company for the purchase by the Company of certain assets from Numa Luling, LLC. In full consideration for the purchase by the Company of these assets, the Company delivered to Numa Luling 3,250,000 shares of the Company’s Series B Convertible Preferred Stock valued at $1.00 per share.

In July 2012, the Company entered into an agreement for a third party to provide the Company with investor relation services. As part of the compensation for the services to be rendered, the Company granted the firm 100,000 shares of common stock. The agreement also provided the firm with piggyback registration rights.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

None.

ITEM 5. OTHER INFORMATION

Subsequent events

In July 2012, the Company entered into an agreement for a third party to provide the Company with investor relation services. As part of the compensation for the services to be rendered, the Company granted the firm 100,000 shares of common stock. The agreement also provided the firm with piggyback registration rights.

On July 31, 2012, the Company’s Board of Directors approved the creation of Series C Redeemable Convertible Preferred Stock and designated 12,000,000 shares of the Company’s authorized Preferred Stock par value $0.001 as Series C Redeemable Convertible Preferred Stock par value $0.001 (“Series C Preferred Stock). The Series C Preferred Stock has a dividend preference and liquidation preference over the Company’s Common Stock. The Certificate of Designation for Series C Convertible Preferred Stock par value $0.001 was filed with the Nevada Secretary of State on July 31, 2012.

The Series C Preferred Stock has an Original Issue Price of $1.00 per share and carries a Cumulative Series C Preferred Stock Dividend of five percent (5%) per annum payable on a quarterly basis in cash or in kind at the option of the Company.

Each share of Series C Preferred Stock may be converted by any holder thereof, without any further consideration, at any time, into 1.11 shares of Company Common Stock (the “Conversion Rate”). The Conversion Rate is subject to adjustment as detailed in the Certificate of Designation. Further, each share of Series C Preferred Stock shall be automatically converted into shares of the Company’s Common Stock at the Conversion Rate upon the occurrence of any of the following events:

a)	The shares of the Corporation’s Common Stock shall trade at a price of over $1.75 per share (as adjusted) for a period in excess of thirty (30) consecutive trading days and the shares of the Company’s Common Stock underlying the Series B Preferred Stock are either (i) included in an effective registration statement or (ii) eligible to be traded pursuant to an applicable exemption from registration.

b)	The closing of a Qualified Sale in accordance with the terms of the Certificate of Designation. For these purposes, “Qualified Sale” means (1) the sale of all or substantially all of the assets of the Company or the outstanding shares of capital stock of the Company entitled to vote generally for the election of directors, in any such case for cash or securities having a value of at least $5.00 per share of Common Stock (as adjusted), but excluding any such transaction in which the consideration received by the Company or its stockholders includes securities of the purchaser and such purchaser is not subject to the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended.

c)	The merger of the Company which results in the shareholders of the Company prior to the merger owning less than fifty percent (50%) of the voting power of the Company following the merger.

d)	An underwritten initial public offering of the Company’s shares with gross proceeds of at least $50,000,000.

ITEM 6. EXHIBITS

Index to Exhibits

31.1	Certification of Chief Financial Officer under Rule 13(a) - 14(a) of the Exchange Act.
31.2	Certification of Chief Executive Officer under Rule 13(a) - 14(a) of the Exchange Act.
32.1	Certification of CEO under 18 U.S.C. Section 1350
32.2	Certification of CFO under 18 U.S.C. Section 1350

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 20, 2012.

RIO BRAVO OIL, INC.

By:	/s/ Thomas Bowman
Thomas Bowman
Chief Executive Officer and
Director (Principal Executive Officer)

By:	/s/ Carlos M. Buchanan, II
Carlos E. Buchanan II
Chief Financial Officer and
Director (Principal Financial Officer)

