Form 10-Q/A
period 2012-06-30
Rio Bravo Oil, Inc.
filed 2012-09-07
CIK 1502774

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note: The sole purpose of this Amendment to Rio Bravo Oil, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012, filed with the Securities and Exchange Commission on August 20, 2012 (the “Form 10-Q”), is to provide the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language) to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL. No other changes have been made to the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6. EXHIBITS

Index to Exhibits

31.1	Certification of Chief Financial Officer under Rule 13(a) - 14(a) of the Exchange Act.*
31.2	Certification of Chief Executive Officer under Rule 13(a) - 14(a) of the Exchange Act.*
32.1	Certification of CEO under 18 U.S.C. Section 1350*
32.2 101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE

Certification of CFO under 18 U.S.C. Section 1350*

XBRL Instance Document**

XBRL Taxonomy Extension Schema Document **

XBRL Taxonomy Extension Calculation Linkbase Document**

XBRL Taxonomy Extension Definition Linkbase Document**

XBRL Taxonomy Extension Label Linkbase Document**

XBRL Taxonomy Extension Presentation Linkbase Document**

*	These exhibits were previously included or incorporated by reference in Rio Bravo Oil Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 20, 2012.

**	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 6, 2012.

RIO BRAVO OIL, INC.

By:	/s/ Thomas Bowman
Thomas Bowman
Chief Executive Officer and
Director (Principal Executive Officer)

By:	/s/ Carlos M. Buchanan, II
Carlos E. Buchanan II
Chief Financial Officer and
Director (Principal Financial Officer)