Form 10-Q
period 2012-09-30
Rio Bravo Oil, Inc.
filed 2012-11-19
CIK 1502774

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended September 30, 2012

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

There were 32,481,686 shares outstanding of registrant’s common stock, par value $0.001 per share, as of November 12, 2012.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I

ITEM 1. FINANCIAL STATEMENTS

RIO BRAVO OIL, INC.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

			Predecessor
	Successor		Business
	September 30,	December 31,	December 31,
	2012	2011	2011
	Unaudited	Unaudited	*
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$74,818	$172,500	$5,159
Other Receivables	116,008	-	-
Prepaid operator credit	440,254	852	159,704
TOTAL CURRENT ASSETS	631,080	173,352	164,863
PROPERTY AND EQUIPMENT
Proved oil and gas properties, net of accumulated depletion	16,162,848	-	621,333
Furniture, fixtures and equipment, net of accumulated depreciation	632,436	-	295,789
	16,795,284	-	917,122

Deferred loan costs, net of amortization	198,529	-	-
Advances receivable	-	-	503,008

TOTAL ASSETS	$17,624,893	$173,352	$1,584,993

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$355,329	$-	$531,428
Accrued expenses	581,147	8,797	129,934
Advances payable	90,704	-	87,000
Rio Bravo assets purchase payable	6,968	-	-
Eagle Ford asset purchase payable	190,000	-	-
Due to the Caltex Bankruptcy Estate	143,202	-	-
Loan from former director	3,332	3,332	-
Loan from stockholder	-	199,395	-
Leasehold purchase payable	-	-	500,000
Short term note payable	300,000	-	-
Bridge notes payable	350,000	-	1,855,000
TOTAL CURRENT LIABILITIES	2,020,682	211,524	3,103,362

NON CURRENT LIABILITIES
Notes payable	3,250,000	-	-
Due to the Caltex Bankruptcy Estate	756,486
Asset retirement obligation	2,448,561	-	9,740

TOTAL NON CURRENT LIABILITIES	6,455,047	-	9,740

TOTAL LIABILITIES	$8,475,729	$211,524	$3,113,102

Commitments and contingencies	-	-	-

REDEEMABLE SERIES A PREFERRED STOCK	5,500,000	-	-
REDEEMABLE SERIES C PREFERRED STOCK	492,000	-	-

STOCKHOLDERS’ EQUITY
Series B Preferred Stock, $0.001 par value, 5,000,000 Authorized; 3,250,000 and nil issued and outstanding shares as of September 30, 2012 and December 31, 2011, respectively; liquidation value of $3,250,000	3,250	-	-
Common Stock, $0.001 par value, 120,000,000 Authorized; 32,291,657 and 95,250,000 Issued and outstanding shares as of September 30, 2012 and December 31, 2011, respectively	32,391	95,250	-
Subscription Receivable	(500,000)	-
Additional paid-in capital	6,396,149	-	-

Stockholders’ deficit accumulated in the exploratory stage	(2,774,626)	(133,422)	(1,528,109)

Stockholders’ Equity (Deficit)	3,157,164	(38,172)	(1,528,109)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,624,893	$173,352	$1,584,993

* Derived from audited information

See accompanying notes to the Condensed Consolidated Financial Statements (unaudited)

RIO BRAVO OIL, INC.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Successor
			From Inception
			June 9, 2010
	Nine Months Ended		Through
	September 30,		September 30,
	2012	2011	2012
REVENUES AND GAINS
Revenues from sale of oil and gas	$84,912	$-	$84,912

OPERATING EXPENSES:
Leasehold operating and workover expense	626,389	-	626,389
General and administrative	773,878	11,233	835,405
Professional fees	871,375	-	871,375
Impairment of oil and gas interests	-	-	-
Depreciation, depletion and amortization expense	53,329	-	53,329
Total operating expenses	2,324,971	11,233	2,386,498

LOSS FROM OPERATIONS	(2,240,059)	(11,233)	(2,301,586)

OTHER INCOME AND EXPENSE
Interest income	-	-	-
Interest expense	(364,520)	-	(364,665)
Total other income	(364,520)	-	(364,665)

NET LOSS	(2,604,579)	(11,233)	(2,666,251)

Preferred dividends	103,125	-	103,125

Net loss to common stockholders	$(2,707,704)	$(11,233)	$(2,769,376)

Basic and diluted loss per common share	$(0.04)	$(0.00)	$(0.03)

Basic and diluted weighted average common shares outstanding	63,258,510	95,250,000	83,330,289

See accompanying notes to the Condensed Consolidated Financial Statements (unaudited)

RIO BRAVO OIL, INC.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Successor
	Three Months Ended
	September 30,
	2012	2011

REVENUES AND GAINS
Revenues from sale of oil and gas	$25,962	$-

OPERATING EXPENSES:
Leasehold operating and workover expense	282,585	-
General and administrative	156,274	2,236
Professional fees	218,364	-
Impairment of oil & gas interests	-	-
Depreciation, depletion and amortization expense	26,061	-
Total operating expenses	683,284	2,236

LOSS FROM OPERATIONS	(657,322)	(2,236)

OTHER INCOME AND EXPENSE
Interest income	-	-
Interest expense	(155,795)	-
Total other expense	(155,795)	-

NET LOSS	(813,117)	(2,236)

Preferred dividends	41,250	-

Net loss to common stockholders	$(854,367)	$(2,236)

Basic and diluted loss per common share	$(0.03)	$-

Basic and diluted weighted average common shares outstanding	32,366,482	95,250,000

See accompanying notes to the Condensed Consolidated Financial Statements (unaudited)

RIO BRAVO OIL, INC.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Predecessor Business
	Period from January 1, 2012 through February 14,	Three Months Ended September 30,	Nine Months Ended September 30,
	2012	2011	2011

REVENUES AND GAINS
Revenues from sale of oil and gas	$-	$132,586	$132,586

OPERATING EXPENSES:
Leasehold operating and work over expense	-	(19,158)	24,050
General and administrative	108,972	153,989	157,654
Professional fees	54,649	-	-
Impairment	-	53,578	123,608
Depreciation expense	3,311	66,741	66,741
Total operating expenses	166,932	255,150	372,053

LOSS FROM OPERATIONS	(166,932)	(122,564)	(239,467)

OTHER INCOME AND EXPENSE
Interest income	-	13,750	13,750
Interest expense	-	(610)	(610)
Total other income	-	13,140	13,140

NET LOSS	(166,932)	(109,424)	(226,327)

Preferred dividends	-	-	-

Net loss to common stockholders	$(166,932)	$(109,424)	$(226,327)

Basic and diluted loss per common share

Basic and diluted weighted average common shares outstanding

See accompanying notes to the Condensed Consolidated Financial Statements (unaudited)

RIO BRAVO OIL, INC.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Successor
			From Inception
			June 9, 2010
	Nine Months Ended		through
	September 30,		September 30,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITES
Net loss	$(2,604,579)	$(11,233)	$(2,666,251)
Adjustments to reconcile net loss to cash used in operations
Depreciation, depletion and amortization	53,329	-	53,329
Non cash interest expense	175,160		175,305
Impairment of oil and gas interests	-	-	-
Common stock issued for services	86,000	-	86,000
Changes in assets and liabilities
Prepaid expenses	(68,256)	(3,379)	(69,108)
Accounts payable	(172,200)	-	(172,200)
Accrued expenses	166,680	-	175,477

Net cash used by operations	(2,363,866)	(14,612)	(2,417,448)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures for oil and gas property	(207,993)	-	(207,993)
Cash paid to acquire Pan American Oil Company, LLC, net of cash acquired	(678,143)	-	(678,143)
Cash paid to acquire leasehold interests from Eagle Ford Oil Co	(1,399,238)	-	(1,399,238)

Cash flow used in investing activities	(2,285,374)	-	(2,285,374)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stockholder loan	-	-	200,000
Repayment of stockholder loan	(200,000)	-	(200,000)
Proceeds from debt issuance	3,553,559	-	3,553,559
Proceeds from director loan	-	599	3,332
Loan fees paid	(250,000)	-	(250,000)
Bridge notes proceeds	-	-	-
Repayments of bridge loans	(1,550,000)	-	(1,550,000)
Proceeds from sale of common stock and warrants net of offering costs paid	2,615,999	-	2,638,749
Loans provided to third parties	(110,000)	-	(110,000)
Proceeds from sale of services C preferred stock	492,000	-	492,000
Cash provided by financing activities	4,551,558	599	4,777,640

Increase (decrease) in cash and cash equivalents	(97,682)	(14,013)	74,818
Cash and cash equivalents, beginning of period	172,500	14,046	-
Cash and cash equivalents, end of period	74,818	33	74,818

Cash paid for interest	$19,167	$-	$19,167

See accompanying notes to the Condensed Consolidated Financial Statements (unaudited)

RIO BRAVO OIL, INC.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Predecessor Business
	From January 1, 2012 through February 14,	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITES
Net loss	$(166,932)	$(226,327)
Adjustments to reconcile net loss to cash used in operations
Depreciation	3,311	66,741
Non cash interest expense	-	-
Impairment of oil & gas interests	-	123,608
Changes in assets and liabilities
Prepaid expenses	(12,175)	-
Accounts payable	-	35,978
Accrued expenses	-	-

Net cash used by operations	(175,796)	-

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures for oil and gas property	(30,000)	-
Cash advanced to Pan American Oil Company, LLC, net of cash acquired	615,250	-
Loans to Eagle Ford Oil Company, Inc.	(409,506)	-

Cash flow provided by investing activities	175,744	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stockholder loan	-	-
Repayment of stockholder loan	-	-
Proceeds from debt issuance	-	-
Loan fees paid	-	-
Bridge notes proceeds	245,000	-
Repayment of bridge notes	(200,000)
Proceeds from sale of common stock and warrants net of offering costs paid	-	-
Payment of Series A offering costs	-	-
Cash provided by financing activities	45,000	-

Increase (decrease) in cash and cash equivalents	44,948	-
Cash and cash equivalents, beginning of year	5,159	-
Cash and cash equivalents, end of year	50,107	-

Cash paid for interest	$-	$-

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

Therefore we are providing certain additional information in our financial statements regarding the predecessor businesses for periods prior to February 14, 2012. Pan American Oil Company, LLC, is considered a predecessor, Also, Pan American Oil Company, LLC purchased certain oil and gas leasehold interests from Rio Bravo Oil, LLC on February 13, 2012 prior to being acquired by the Company and therefore those leasehold interests are also considered a predecessor. Collectively, Pan American Oil Company, LLC and the leasehold interests acquired from Rio Bravo Oil, LLC is referred to as the “Predecessor Business” This financial information (for which intercompany transactions between the predecessors have been eliminated) for the period prior to February 14, 2012 is labeled “Predecessor Business” and the Company has placed a heavy black line between it and the Company’s (also referred to as the successor) information to differentiate it from the Company’s financial information or has placed the predecessor information on its own page.

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

RIO BRAVO OIL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Immediately prior to the merger with the Company, Pan Am consummated an acquisition of oil and gas leasehold interests in the Edwards formation from Rio Bravo Oil, LLC (“Rio LLC”), a company with common ownership and control with Pan Am. The purchase price of the leasehold interests was $1.6 million which consisted of approximately $966,000 of cash and payment of expenses on behalf of Rio LLC, a payable to Rio LLC of approximately $120,000 (of which $112,000 was paid in the second and third quarter 2012) and assumption of a payable to the operator of the Edwards formation leaseholds of approximately $514,000. Because the two companies were under common control, the acquisition of these assets were reflected at their historical basis of Rio LLC by Pan Am, with the excess consideration being treated as a distribution to a member of Rio LLC as reflected under the Predecessor Business caption on the balance sheet presented in this document. As a result of application of the purchase method of accounting, which is based on the amount of consideration paid, these same assets are reflected using a stepped up basis in the Company’s balance sheet. Thus the Company’s financial statements from the periods prior to the transaction date are not directly comparable to the financial statements for periods subsequent to the transaction date.

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

	Nine Months Ended September 30,
	2012	2011

Pro forma net sales	$-	$-
Pro forma net loss to common stockholders	$(2,874,636)	$(237,560)
Pro forma basic and diluted loss per share	$(0.05)	$(0.00)

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

RIO BRAVO OIL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The significant assumptions used to develop the expected liability during the period are as follows:

Average cost to remediate individual well sites: $4,000 to $7,000 (net to our interest)

Average gross salvage value expected from individual well sites remediated: $0 (net)

Expected inflation rate for oil field service costs: 5%

Risk weighted cost of credit: 8%

Average time to abandonment: 20 years

RIO BRAVO OIL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Actual retirement costs will be recorded against the obligation when incurred. Any difference between the recorded asset retirement obligation and the actual retirement costs incurred is recorded as a gain or loss in the settlement period.

Beginning balance	$-
Liabilities incurred	2,354,436
Liabilities Settled	-
Accretion expense	94,125
Balance at September 30	$2,448,561

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

	Fair Value	Level 1	Level 2	Level 3

Asset retirement obligation	$2,448,561			$2,448,561

NOTE 4 – ACQUISITION OF LEASEHOLD INTERESTS FROM NUMA LULING, LLC AND EAGLE FORD OIL CO, INC.

In June, 2012, the Company completed the acquisition of all of the leasehold interests held by Numa Luling, LLC (“Numa”). The purchase price of the leasehold interests acquired from Numa was 3,250,000 shares of Series B Preferred stock (see Note 8) plus the assumption of certain liabilities of Numa. The stock was valued at its then fair value upon issuance at $3,466,667. The acquisition of Numa increased the Company’s ownership interest in the Edwards formation leaseholds covering approximately 4,500 acres gross (2,143 net) in Texas. The Company acquired an approximate 25% working interest and approximate 18.75% net revenue interest (after pay out) in the Edwards formation leaseholds in Caldwell and Guadeloupe counties in Texas. The results of operation of Numa are included herein starting on June 1, 2012

In June 2012, the Company completed the acquisition of 80% of the leasehold interests and approximately 500 wells held by Eagle Ford Oil Co, Inc. (“Eagle Ford”). The purchase price of the leasehold interests and wells acquired was approximately $2 million in cash plus a note for $225,000 (of which the Company made a payment of $35,000 during the quarter ended September 30, 2012) plus the assumption of certain liabilities. The Company assumed Eagle Ford’s liabilities to the previous leaseholders, the bankruptcy estate of Caltex Swabbing Co. Those liabilities were primarily $295,000 of the original upfront cash purchase price paid that was still owing to the bankruptcy estate (of which the Company made payments totaling approximately $152,000 during the quarter ended September 30, 2012) and “Option B” liability that requires the Company to pay to the bankruptcy estate $5,000 per well drilled for the first 200 wells and in the event that 200 wells are not drilled on or before March 16, 2016, the difference between $1 million and the amount paid per well becomes immediately due. The Company acquired 80% working interest and approximate 60% net revenue interest in the same acreage as the Edwards formation, but for all depths below and above the Edwards formation. Eagle Ford retained the third party operating rights to the Fields and also has 20% of its interest carried by the Company for all drilling and swabbing operations. The swabbing operation holds production for the entire leasehold. The results of operation for Eagle Ford are included herein starting on April 1, 2012.

RIO BRAVO OIL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Under the purchase method of accounting, the Company assets acquired and liabilities assumed are recorded at their respective fair values as of the transaction date. In connection with the merger, the consideration paid, and the assets acquired and liabilities assumed, recorded at fair value on the date of acquisition, are summarized in the following tables:

In thousands
Net assets acquired
Prepaids	$199
Proved oil and gas property	8,483
Furniture, fixtures and equipment	376
$9,058

Liabilities
Accounts payable & accrued expenses	$-
Loans payable	295
Other liabilities	727
Asset retirement obligations	2345
$3,367

Net identifiable assets/consideration paid	$5,691

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

	Nine Months Ended September 30,
	2012	2011

Pro forma net sales	$105,218	$74,969
Pro forma net loss to common stockholders	$(2,778,013)	$(434,121)
Pro forma basic and diluted loss per share	$(0.04)	$(0.00)

NOTE 5 - OIL AND GAS PROPERTIES

Oil and gas properties consisted of the following as of September 30 and December 31, respectively:

	2012	2011

Proved properties	$16,175,484	$-
Unproved properties	-	-
	16,175,484	-
Accumulated depletion, depreciation and impairment	(12,636)	-
	$16,162,848	$-

In the nine months ended September 30, 2012 operations on the Edwards formation were essentially dormant. The primary activity for the period consisted of the Company, in conjunction with the third party operator, engaging a consultant to perform a geological and geophysical study of the drilling areas held by the Company in order to determine optimal well placement for the upcoming drilling program. The cost of the consultant was $30,000. In the three months ended September 30, 2012 the Company recorded approximately $103,000 of capitalized costs related to drilling on the leaseholds assets acquired from Eagle Ford Oil Co, Inc. (see Note 4). In addition, during the quarter ended September 30, 2012, the Company paid approximately $76,000 to acquire leasehold interests in three new fields.

RIO BRAVO OIL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - FURNITURE, FIXTURES AND EQUIPMENT

Furniture, fixtures and equipment consisted of the following as of September 30 and December 31, respectively:

	2012	2011

Salvaged equipment from Luling Edwards exploration	$673,129	$-
Accumulated depreciation	(40,693)	-
	$632,436	$-

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

Depreciation expense for the quarter ended September 30, 2012 was $28,834. There was no depreciation expense for the prior period ended September 30, 2011. For the predecessor company, depreciation expense amounted to approximately $3,000 for the period from January 1, 2012 through February 14, 2012 and zero for the period from January 1, 2011 through September 30, 2011.

NOTE 7 - NOTES AND ADVANCES PAYABLE

In connection with the acquisition of Pan Am the Company acquired certain advances, payables and short term bridge notes in the principal amount of $1,900,000 from two unaffiliated entities. Of the $1,900,000 borrowed, $600,000 was evidenced by an unsecured promissory note, bears interest at the rate of 10% per annum and is due on the earlier of December 31, 2012 or upon demand. The remaining $1,300,000 borrowed was evidenced by a series of loan agreements all with essentially the same terms; interest at the rate of 6% per annum, unsecured, and due on the earlier of December 31, 2012 or upon demand. Post-acquisition through September 30, 2012, the Company repaid approximately $1.55 million of principal on those notes.

In addition, in 2011 Pan Am was advanced approximately $90,000 by a then related party. The advance is non-interest bearing, is unsecured and due on demand.

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

In connection with the $2.5 million notes noted above, the Company paid a 10% fee to and unrelated third party who helped facilitate the transaction. The fee is being amortized on a straight line basis over the life of the loans. Through September 30, 2012 the Company amortized approximately $51,000 to interest expense.

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

In March 2012, the Company commenced a separate offering of up to 10 million shares of Series A preferred stock in a private placement. As of September 30, 2012, no funds had yet been raised under the offering.

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

The Board of Directors adopted a resolution on July 30, 2012 authorizing 12,000,000 shares of Series C convertible redeemable preferred stock with a par value of $.001. The original issuance price was $1.00 per share. The Series C Preferred Stock shall, with respect to dividend rights and rights upon liquidation, winding up or dissolution, rank junior to or pari passau to other classes or series of preferred stock and prior to common stock.

The Corporation shall pay the holders of Series C Preferred Stock a dividend in an amount equal to five percent (5%) per annum multiplied by the Original Issue Price of the Series C Preferred Stock. Cumulative Preferred Dividends shall be payable in quarterly installments in cash or in kind, at the sole option of the Corporation.

Each share of Series C Preferred Stock may be converted by any holder thereof, without any further consideration, at any time, into 1.11 shares of Common Stock (the “Conversion Rate”).

Automatic Conversion. Each share of Series C Preferred Stock shall be automatically converted into shares of the Company’s Common Stock at the Conversion Rate upon the occurrence of any of the following events:

(i)	The shares of the Corporation’s Common Stock shall trade at a price of over $1.75 per share (as adjusted for stock splits or other events which would result in an adjustment of the Conversion rate) for a period in excess of thirty (30) consecutive trading days and the shares of the Corporation’s Common Stock underlying the Series C Preferred Stock are either (i) included in an effective registration statement or (ii) eligible to be traded pursuant to an applicable exemption from registration.

RIO BRAVO OIL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(ii)	The sale of all or substantially all of the assets of the Corporation or the outstanding shares of capital stock of the Corporation entitled to vote generally for the election of directors..

(iii)	The merger of the Company which results in the shareholders of the Company prior to the merger owning less than fifty percent (50%) of the voting power of the Company following the merger.

(iv)	An underwritten initial public offering of the Company’s shares with gross proceeds of at least $50,000,000.

The conversion rate will be adjusted for the following:

•	Stock Splits and Combinations.

•	Certain Dividends and Distributions.

•	Other Dividends and Distributions.

•	Adjustments for Reclassification, Exchange or Substitution.

•	Adjustments for Reorganization, Merger, Consolidation or Sales of Assets.

•	Consideration for Stock. In case any shares of Common Stock or Convertible Securities other than the Series C Preferred Stock, or any rights or warrants or options to purchase any such Common Stock or Convertible Securities, shall be issued or sold in connection with a merger or consolidation.

The Corporation shall mandatorily redeem all shares of Series C Preferred Stock which remain issued and outstanding at January 31, 2019 (“Redemption Date”) at a price equal to the sum of the Original Issue Price and the aggregate amount of any unpaid Cumulative Preferred Dividends attributable to such shares. Such redemption shall be made only to the extent the Corporation has funds legally available for such redemption as of the Redemption Date.

Except as otherwise provided herein or required by law, the holders of the Series C Preferred Stock shall be entitled to vote together as a single class with the holders of Common Stock and any other capital stock of the Corporation entitled to vote, upon any matter submitted to the stockholders for a vote. The holders of Series C Preferred Stock shall be entitled to one vote for each share of Common Stock into which each share of Series C Preferred Stock held by such holders at the record date for the determination of the stockholders entitled to vote on such matters or, if no such record date is established, at the date such vote is taken, is convertible.

During the quarter ending September 30, 2012 the Company raised gross proceeds of $492,000 and issued 492,000 shares of Series C preferred stock. In addition, the Company issued one warrant for each share of Series C preferred stock sold in the offering.  Each warrant entitles the holder to acquire one share of the Company’s common stock, at an exercise price of $2.50 per share and expires 3 years from the date of issuance.

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

RIO BRAVO OIL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Beginning in February 2012, in connection with the acquisition of Pan Am, the Company commenced a private placement offering of up to a maximum of 6,000,000 units, with each unit consisting of 1 share of common stock and 1 warrant to acquire 1 share of common stock of the Company, with an offering price of $0.75 per unit. The warrants have an exercise price of $1.50 per share and an exercise period of 3 years from the date of issuance. As part of the offering, the Company agreed to pay commissions of 10% of the gross funds raised. As of September 30, 2012, the Company had raised gross funds of approximately $2,650,000 and had accrued commission payable of approximately $265,000, included in accrued expenses. In addition, the Company had one signed private placement commitment of $500,000 for 666,666 units which was not funded as of the date of these financial statements and has been shown as a reduction of stockholders’ equity. In connection with the offering the Company incurred certain professional fee costs of approximately $41,000, which has been offset against the proceeds received in additional paid in capital.

On March 28, 2012, the Company’s majority investor cancelled 66,500,000 shares of common stock. No amounts were paid by the Company or others as consideration for the share cancellation.

In May 2012 the Board of Directors adopted a stock compensation plan. The plan allows the Company to issue shares of common stock, options to purchase common stock or stock appreciation rights to employees, directors and consultants employed by the Company. The number of shares of common stock issuable under the plan is determined each January 1, such that the plan may issue shares of common stock or instruments to acquire common stock of the Company up to 15% of the then outstanding common stock of the Company. No awards were granted or outstanding during the period ending September 30, 2012.

In July 2012, the Company issued 100,000 shares of its common stock in for investor relations services. The stock was valued at its trading price of $0.86 per share on the date of the agreement.

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

NOTE 12 – SUBSEQUENT EVENTS

On October 11, 2012, the Company issued a Promissory Note to DIT Equity Holdings, LLC in the face amount of $185,000.  The Note is unsecured, bears interest at a rate of six percent (6%) per annum and is due on the earlier to occur of the Company raising an additional $1,500,000 in new capital or December 31, 2013.

On November 1, 2012, the Company issued a Promissory Note to RMS Advisors, Inc. in the face amount of $300,000.  The Note is unsecured, bears interest at a rate of six percent (6%) per annum and is due on the earlier to occur of the Company raising an additional $1,500,000 in new capital or December 31, 2013.

On November 7, 2012, the Company issued a Promissory Note to RMS Advisors, Inc. in the face amount of $400,000.  The Note is unsecured, bears interest at a rate of six percent (6%) per annum and is due on the earlier to occur of the Company raising an additional $1,500,000 in new capital or December 31, 2013.

On November 9, 2012, the Company issued a Promissory Note to RMS Advisors, Inc. in the face amount of $100,000.  The Note is unsecured, bears interest at a rate of six percent (6%) per annum and is due on the earlier to occur of the Company raising an additional $1,500,000 in new capital or December 31, 2013.

On November 1, 2012, the Company issued a Promissory Note to RMS Advisors, Inc. in the face amount of $200,000.  The Note is unsecured, bears interest at a rate of six percent (6%) per annum and is due on the earlier to occur of the Company raising an additional $1,500,000 in new capital or December 31, 2013.

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

From August 8, 2011 through February 3, 2012 Pan American received a series of bridge loans totaling $1,500,000 from ABS Energy Exploration LLC, an affiliated lender, yielding 6% per annum, with a maturity of December 31, 2012 or upon demand. $1,150,000 of the face amount of this obligation has been repaid as of September 30, 2012.

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

On October 11, 2012, the Company received gross proceeds of $185,000 from the sale of a Promissory Note to DIT Equity Holdings, LLC in the face amount of $185,000. The Note is unsecured, bears interest at a rate of six percent (6%) per annum and is due on the earlier to occur of the Company raising an additional $1,500,000 in new capital or December 31, 2013.

On November 1, 2012, the Company received gross proceeds of $300,000 from the sale of a Promissory Note to RMS Advisors, Inc. in the face amount of $300,000. The Note is unsecured, bears interest at a rate of six percent (6%) per annum and is due on the earlier to occur of the Company raising an additional $1,500,000 in new capital or December 31, 2013.

On November 7, 2012, the Company received gross proceeds of $400,000 from the sale of a Promissory Note to RMS Advisors, Inc. in the face amount of $400,000. The Note is unsecured, bears interest at a rate of six percent (6%) per annum and is due on the earlier to occur of the Company raising an additional $1,500,000 in new capital or December 31, 2013.

On November 9, 2012, the Company received gross proceeds of $100,000 from the sale of a Promissory Note to RMS Advisors, Inc. in the face amount of $100,000. The Note is unsecured, bears interest at a rate of six percent (6%) per annum and is due on the earlier to occur of the Company raising an additional $1,500,000 in new capital or December 31, 2013.

On November 1, 2012, the Company received gross proceeds of $200,000 from the sale of a Promissory Note to RMS Advisors, Inc. in the face amount of $200,000. The Note is unsecured, bears interest at a rate of six percent (6%) per annum and is due on the earlier to occur of the Company raising an additional $1,500,000 in new capital or December 31, 2013.

Financing

The Company plans to raise an aggregate of approximately $15,250,000 from the private placement of Series A and C Preferred shares and warrants and Units comprising shares of Common Stock and Warrants. As of November 14, 2012, no shares of Series A Preferred stock have been sold and 3,541,667 Units have been sold in return for cash received for gross proceeds of $2,656,250. In the three months ended September 30, 2012, the Company sold 492,000 shares of Series C preferred stock and received gross proceeds of $492,000.

Currently the Company intends to use the proceeds of such proposed offerings as follows:

Applications

Eagle Ford Acquisition	$190,000

Phase 1 CAPEX (1)	$4,325,000

Working Capital and General Corporate Purposes (2)	$1,500,000

Sub-Total	$6,015,000

Additional Capital Available for Phase 2 CAPEX (3)	$8,743,000

& General Corporate Purposes

TOTAL	$14,758,000

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

Comparison of the Three and Nine months ended September 30, 2012 to the Three and Nine months ended September 30, 2011

Our operating results are not comparable to the prior period for the following reasons:

●	In the prior period we were a shell company, defined as no or nominal operations and no or nominal assets, with a completely different ownership and management.
●	In February 2012 we consummated an acquisition of Pan American where we acquired leasehold interests and are now focused on the oil and gas industry.
●	Amounts labeled as “predecessor business” represent operations that were not owned by us during the time period presented in our financial statements - some of which was under a different cost basis or fair value than how we reflect them after we acquired Pan American.

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

This document should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto and other information included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the SEC and as well as both the financial statements and the notes thereto and other information for Pan American Oil Company, LLC and Properties Acquired From Rio Bravo Oil, LLC on February 13, 2012, included in the Company’s 2 nd Amendment to Form 8 K/A - Event Reporting that it filed with the SEC on May 11, 2012 and the Amendment to Form 8 K/A – Event Reporting dated August 20, 2012 which presents the financial statements and other information of the entities acquired in the second quarter of 2012.

Comparison of the nine months ended September 30, 2012 to September 30, 2011

In February 2012, we entered the oil and gas exploration and development industry upon our acquisition of Pan American Oil Company, LLC, which has leasehold interests in approximately 4500 gross acres in the Edwards formation in Caldwell and Guadeloupe counties in Texas. For the nine months ended September 30, 2012 our net loss from operations increased by approximately $2,228,826 to $2,240,059 from $11,233 for the nine months ended September 30, 2011. The increased loss can be attributed to the following:

In the nine months ended September 30, 2012 we had revenues of approximately $85,000 which are attributable to our acquisition of leasehold rights from Eagle Ford Oil Co, Inc. We had no revenues prior to the acquisition of leasehold rights from Eagle Ford Oil Co, Inc in 2012. Our leasehold operating costs, increased to $626,000 in the nine months ended September 30, 2012 from nil in the nine months ended September 30, 2011. The increase is attributable to the acquisitions we made in 2012.

In the nine months ended September 30, 2012, our general and administrative expenses increased by approximately $763,000 to $774,000 from $11,000 in the nine months ended September 30, 2011. The increase was due to our acquiring Pan American Oil Company, LLC, the leasehold rights from Numa Luling, LLC and the leasehold rights from Eagle Ford Oil Co, Inc. We expect to increase our general and administrative expenses in future periods as we hire additional staff and develop our business.

In the nine months ended September 30, 2012, our professional fee expenses increased to $871,000 from nil in the nine months ended September 30, 2011. The increase was due to our acquiring Pan American Oil Company, LLC, the leasehold rights from Numa Luling, LLC and the leasehold rights from Eagle Ford Oil Co, Inc. and the additional reporting requirements we had in connection with the acquisition. Going forward through the remainder of 2012, we expect our professional fees to remain at elevated levels as we expect to acquire additional companies and will need to continue to expend resources in regards to our regulatory filing commitments as a public entity.

Depletion, Depreciation and Amortization expense increased in the nine months ended September 30, 2012 to $53,000 from nil for the nine months ended September 30, 2011. The increase resulted from our acquisition of Pan American Oil Company, LLC and the leasehold rights of Numa Luling, LLC and Eagle Ford Oil Company, LLC. In the future, should we be successful in our drilling program, our depreciation, depletion and amortization will increase as we deplete our costs in the oil and gas property cost pool over our estimated total reserves.

Interest expense increased in the nine months ended September 30, 2012 to $365,000 from nil in the nine months ended September 30, 2011. The increase was the result of our borrowings of $3.5 million plus the assumption of approximately $1.9 million in bridge notes from our acquisition of Pan American Oil Company, LLC with the related amortization of deferred loan fees and the accretion from the asset retirement obligation we incurred in connection with the purchase of the leasehold rights from Eagle Ford Oil Co, Inc.. We expect that our interest expense will decrease over the coming months as we issue equity instruments and use the proceeds to reduce our outstanding indebtedness.

Comparison of the three months ended September 30, 2012 to September 30, 2011

In the three months ended September 30, 2012 we had revenues of approximately $26,000 which are attributable to our acquisition of leasehold rights from Eagle Ford Oil Co, Inc.. We had no revenues prior to the acquisition of leasehold rights from Eagle Ford Oil Co, Inc in 2012. Our leasehold operating costs, increased to $283,000 in the three months ended September 30, 2012 from nil in the three months ended September 30, 2011. The increase is attributable to the acquisitions we made in 2012.

In the three months ended September 30, 2012, our general and administrative expenses increased by approximately $154,000 to $156,000 from approximately $2,000 in the three months ended September 30, 2011. The increase was due to our acquiring Pan American Oil Company, LLC, the leasehold rights from Numa Luling, LLC and the leasehold rights from Eagle Ford Oil Co, Inc.. We expect to increase our general and administrative expenses in future periods as we hire additional staff and develop our business.

In the three months ended September 30, 2012, our professional fee expenses increased to $218,000 from nil in the three months ended September 30, 2011. The increase was due to our acquiring Pan American Oil Company, LLC, the leasehold rights from Numa Luling, LLC and the leasehold rights from Eagle Ford Oil Co, Inc. and the additional reporting requirements we had in connection with the acquisition. Going forward through the remainder of 2012, we expect our professional fees to remain at elevated levels as we expect to acquire additional companies and will need to continue to expend resources in regards to our regulatory filing commitments as a public entity.

Depletion, Depreciation and Amortization expense increased in the three month ended September 30, 2012 to $26,000 from nil for the three months ended September 30, 2011. The increase resulted from our acquisition of Pan American Oil Company, LLC and the leasehold rights of Numa Luling, LLC and Eagle Ford Oil Company, LLC. In the future, should we be successful in our drilling program our depreciation, depletion and amortization will increase as we deplete our costs in the oil and gas property cost pool over our estimated total reserves.

Interest expense increased in the three months ended September 30, 2012 to $156,000 from nil in the three months ended September 30, 2011. The increase was the result of our borrowings of $3.5 million plus the assumption of approximately $1.9 million in bridge notes from our acquisition of Pan American Oil Company, LLC with the related amortization of deferred loan fees and the accretion from the asset retirement obligation we incurred in connection with the purchase of the leasehold rights from Eagle Ford Oil Co, Inc.. We expect that our interest expense will decrease over the coming months as we issue equity instruments and use the proceeds to reduce our outstanding indebtedness.

Liquidity and Capital Resources

Liquidity

As of September 30, 2012 we had approximately $75,000 in cash, a working capital deficit of approximately $1,390,000 and an accumulated deficit of approximately $2,775,000. Total Stockholders’ and temporary equity at September 30, 2012 was approximately $9.1 million. Total liabilities at September 30, 2012, excluding the discount on the Option B liability, was approximately $8,500,000, a change of $8,264,000 from approximately $211,000 at December 31, 2011. Our operating activities used approximately $2,364,000 in cash for the nine months ended September 30, 2012. Our investing activities used $2,285,000, however of that amount approximately $2,077,000 was used to acquire Pan American and 80% of the leasehold interests held by Eagle Ford Oil Company, LLC which we do not expect to continue in future periods. We do expect to expend significant amounts starting late in the fourth quarter of 2012 as we begin phase 1 of our drilling program on the Edwards formation assets we acquired on February 14, 2012 and in June 2012. As described elsewhere we have two private placement offerings in process. We believe that we do not have sufficient cash on hand to fund all of our projected development activities for the next twelve months. If we are unable to raise sufficient cash, we may need to curtail certain development activities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2012. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are not designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results.  However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 11, 2012, the Company received gross proceeds of $185,000 from the sale of a Promissory Note to DIT Equity Holdings, LLC in the face amount of $185,000. The Note is unsecured, bears interest at a rate of six percent (6%) per annum and is due on the earlier to occur of the Company raising an additional $1,500,000 in new capital or December 31, 2013.

On November 1, 2012, the Company received gross proceeds of $300,000 from the sale of a Promissory Note to RMS Advisors, Inc. in the face amount of $300,000. The Note is unsecured, bears interest at a rate of six percent (6%) per annum and is due on the earlier to occur of the Company raising an additional $1,500,000 in new capital or December 31, 2013.

On November 7, 2012, the Company received gross proceeds of $400,000 from the sale of a Promissory Note to RMS Advisors, Inc. in the face amount of $400,000. The Note is unsecured, bears interest at a rate of six percent (6%) per annum and is due on the earlier to occur of the Company raising an additional $1,500,000 in new capital or December 31, 2013.

On November 9, 2012, the Company received gross proceeds of $100,000 from the sale of a Promissory Note to RMS Advisors, Inc. in the face amount of $100,000. The Note is unsecured, bears interest at a rate of six percent (6%) per annum and is due on the earlier to occur of the Company raising an additional $1,500,000 in new capital or December 31, 2013.

On November 1, 2012, the Company received gross proceeds of $200,000 from the sale of a Promissory Note to RMS Advisors, Inc. in the face amount of $200,000. The Note is unsecured, bears interest at a rate of six percent (6%) per annum and is due on the earlier to occur of the Company raising an additional $1,500,000 in new capital or December 31, 2013.

The proceeds from each of the above-indicated Promissory Notes were used for general working capital purposes.

In July 2012, the Company entered into an agreement for a third party to provide the Company with investor relation services. As part of the compensation for the services to be rendered, the Company granted the firm 100,000 shares of common stock. The agreement also provided the firm with piggyback registration rights.

On July 31, 2012, the Company’s Board of Directors approved the creation of Series C Redeemable Convertible Preferred Stock and designated 12,000,000 shares of the Company’s authorized Preferred Stock par value $0.001 as Series C Redeemable Convertible Preferred Stock par value $0.001 (“Series C Preferred Stock). The Series C Preferred Stock has a dividend preference and liquidation preference over the Company’s Common Stock. The Certificate of Designation for Series C Convertible Preferred Stock par value $0.001 was filed with the Nevada Secretary of State on July 31, 2012. As of November 1, 2012, the Company has issued 492,000 shares of Series C Preferred Stock for a total consideration of $492,000. In connection with the sale of the Series C Preferred Stock, the Company has issued warrants to purchase 492,000 shares of Common Stock at an exercise price of $2.50 per share which expire on August 22, 2015.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Index to Exhibits

Exhibit No.	Description

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 19, 2012.

RIO BRAVO OIL, INC.

By:	/s/ Thomas Bowman
Thomas Bowman
Chief Executive Officer and
Director (Principal Executive Officer)

By:	/s/ Carlos M. Buchanan, II
Carlos E. Buchanan II
Chief Financial Officer and
Director (Principal Financial Officer)

