Form 10-K
period 2012-12-31
Rio Bravo Oil, Inc.
filed 2013-04-16
CIK 1502774

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2012

☐ Transition Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934

for the transition period from _______________ to _______________

Commission File Number: 000-54564

RIO BRAVO OIL, INC.
(Exact name of small Business Issuer as specified in its charter)

Nevada	42-1771917
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

5858 Westheimer, Suite 699
Houston, TX	77057
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code: (713) 787-9060

n/a

Former address if changed since last report

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ . No ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2012)—$24,472,899 (calculated based upon 28,791,647 shares at $0.85 per share)

State the number of shares outstanding of the registrant's $.001 par value common stock as of the close of business on the latest practicable date (April 5, 2013):  32,592,686

Documents incorporated by reference: None.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Report”), including ”Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events and the future results of Rio Bravo OIl, Inc. and its consolidated subsidiaries (the “Company”) that are based on management’s current expectations, estimates, projections and assumptions about the Company’s business. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “sees,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to, those discussed in the “Risk Factors” section in Item 1A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and elsewhere in this Report as well as those discussed from time to time in the Company’s other Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general industry and market conditions. Such forward-looking statements speak only as of the date of this Report or, in the case of any document incorporated by reference, the date of that document, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If we update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect to other forward-looking statements.

PART I

ITEM 1. BUSINESS.

Background

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

The Management of the Company has adopted a strategy of developing a growth-oriented independent energy and production company with a focus on development of proven undeveloped reservoirs and expansion of fields through unconventional methods of resource development. The Company has begun to execute this strategy through it’s acquisitions and aggregation of certain working interests located within the Luling Edwards, Darst Creek Luling Branyon, and Salt Flat fields in Texas, (collectively referred to as the “Luling Edwards Fields”). It has been the Company’s strategy to acquire certain significant working interests and assets within productive Edwards reservoirs, to additionally acquire additional rights associated with its targeted leases and to obtain secondary development opportunities.

Material Events

Operations:

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

In June 2012, the Company consummated two transactions to acquire additional leasehold rights to acreage in Guadeloupe and Caldwell Counties, Texas. In the first agreement, the Company entered into a purchase and sale agreement with Numa Luling, LLC in which the Company acquired all of Numa Luling, LLC’s right, title and interest (25% working interest and 25% net revenue interest, subject to 25% ORRI) in leasehold rights to the same formation, the Edwards formation, held by the Company. The purchase price for the acquisition of interests held by Numa Luling, LLC was 3,250,000 shares of Series B Preferred stock, which the Company valued at $3.466 million. The second acquisition was an asset purchase agreement with Eagle Ford Oil Co, Inc. in which the Company acquired 80% of the leasehold interests held by Eagle Ford Oil Co, Inc.. The leaseholds acquired are for depths other than the Edwards formation on the same acreage as the leaseholds owned by the Company. As part of the agreement, the Company agreed to carry the remaining 20% interest for drilling and swabbing operations, but not for leasehold operating expenses. The purchase price was payment of approximately $2 million in cash plus a note in the amount of $225,000 plus the assumption of certain payment obligations to the bankruptcy estate of the previous owner of the leasehold rights. One of the payment obligations calls for the Company to pay to the bankruptcy estate $5,000 per well drilled to a maximum of 200 wells and if that total is not met a balloon payment is due on March 16, 2016 for the difference between $1 million and the per well amount funded through March 16, 2016.

In 2012, the third party operator for the Company’s leasehold interests commenced several drilling and work-over programs targeting three different depths within the Buda and Edwards formations. The first program started by the third party operator was an attempt to test for recompleting the wells drilled in the 2010 drilling program that were all dry holes that were acquired by the Company with their purchase of Pan American Oil Co, LLC and Numa Luling, LLC. During 2012 the Company began recomplete work on the #1H and the #3H wells. As of December 31, 2012, the Company had incurred drilling costs of approximately $232,000 in regards to this first program. The #1H well is still being tested, while the #3H well will go into production after proper pump size has been determined. The Company expects to be able to report production test results in the second quarter of 2013.

The second program started was a small workover program covering 4 previously inactive wells in the Austin chalk formation that were acquired in the purchase of the leasehold interest acquired from Eagle Ford Oil Co. Inc. During 2012 the Company incurred work-over costs of approximately $98,000.

The third drilling program was the drilling of a new horizontal well nearby to the wells drilled in the 2010 drilling program noted above, the Tiller #4H well. The Company incurred drilling costs of approximately $1.38 million for this well, which was undergoing testing as of December 31, 2012. As of the date of this annual report, the well was undergoing flow testing and the Company expects to be able to report production test results in the second quarter of 2013.

In January 2013, the Company and 0947388 BC Ltd. (“094”) entered into a letter of intent for 094 to farm into the Edwards formation assets acquired through its acquisition of Pan American Oil Company, LLC (see Note 2) and Numa Luling, LLC (see Note 4) and also the 80% interest in certain leasehold interests acquired from Eagle Ford Oil Co., Inc. (see Note 4). The letter of intent specifies that upon completion of the #4H Tiller well currently being completed by the Company, 094 will drill 10 wells within the Edwards formation of which 100% of the costs shall be borne by 094. At the end of the 10 well program, 094 has the option to extend the program for a further 5 wells, borne at the sole cost of 094 or acquire 100% of the Company’s interest in the Edwards formation leasehold interests for $45 million, which price is reduced on a pro rata basis should oil prices drop below $85 per barrel down to a minimum of $30 million. Should 094 decide not to purchase 100% of the Company’s interest in the Edwards formation leasehold interests, then 094 will earn 80% of revenue from those 10 wells drilled by 094 until such time as it has recouped its costs, at which point its revenue interest reverts to 60%. In addition, 094 will also drill 5 wells within the Buda formation at 50% cost to earn 40% before payout and 30% after payout. At completion, 094 has the option to acquire 10% of the interest held by the Company in the entire leasehold through payment of $7.5 million to the Company. In the event 094 chooses not pay the final option price it will earn only a 30% interest in the 5 wells drilled by 094. At the time of entering the letter of intent, 094 paid a deposit of $300,000. The Company and 094 are still in negotiations and no agreement has been finalized.

Finance:

Debt:

On December 22, 2011, the Company issued an unsecured promissory note in the amount of $200,000 to Michael J. Garnick, a stockholder. The promissory note accrued interest at 10% per annum and was due on February 15, 2012. As a condition for issuing the promissory note, the Company was obligated to issue 90,000 shares of its common stock to Michael J. Garnick. The note was repaid in full in March 2012.

In connection with the acquisition of Pan American, the Company acquired certain advances payable and short term bridge notes in the principal amount of $1,900,000 from two unaffiliated entities. Of the $1,900,000 borrowed, $600,000 was evidenced by an unsecured promissory note, had an interest rate of 10% per annum and was repaid March 2012. The remaining $1,300,000 borrowed was evidenced by a series of loan agreements all with essentially the same terms; interest at the rate of 6% per annum, unsecured, and due on the earlier of December 31, 2012 or upon demand. As of December 31, 2012, $350,000 plus accrued interest was due on this loan. The Company is currently in negotiations with the lender to extend the maturity date of the loan and expects to complete the extension in the second quarter of 2013.

In 2011, Pan American was advanced approximately $90,000 by a then related party. The advance is non-interest bearing, is unsecured and due on demand and as of December 31, 2012 the balance the Company owed is $90,704.

On February 24, 2012, the Company received gross proceeds of $2.5 million from the sale of two promissory notes to two unrelated entities. The notes mature on December 31, 2014, bear interest at the rate of 8% per annum, are unsecured and are convertible into up to 2.5 million shares of the Company’s common stock, subject to certain adjustments, at the option of the holders. In addition, should the Company’s common stock trade above $2.50 for a period of 30 or more consecutive trading days, the notes and all accrued and unpaid interest automatically convert into common stock of the Company, at the conversion rate then in effect. In connection with the $2.5 million notes noted above, the Company paid a 10% fee to and unrelated third party who helped facilitate the transaction. At December 31, 2012, the balance the Company owed was $2.5 million.

On April 30, 2012, the Company received gross proceeds of $750,000 from the sale of a promissory note that matures on April 30, 2017, is unsecured and bears interest at the rate of 3% per annum. The note contains conversion privileges such that the holder may convert at any time into common stock of the Company at a conversion rate of $0.75 per share. The conversion feature includes standard anti-dilution provisions. The balance owed at December 31, 2012 was $750,000.

On May 21, 2012, the Company received gross proceeds of $300,000 from the sale of a promissory note that originally matured on the earlier of December 31, 2012 or upon the Company raising $1,500,000 in debt or equity after the sale of the note, bears interest at the rate of 6% per annum and is unsecured. On December 24, 2012, the maturity date of the note was extended until March 31, 2013. The Company is still in negotiations with the lender to extend that maturity date and expects to complete extension in the second quarter of 2013. In combination with the $750,000 note described above, the Company paid fees totaling $110,000 to acquire these loans.

On May 25, 2012 the Company issued a note as part of the purchase price to acquire the 80% interest in the Eagle Ford Oil Co., Inc. oil and gas leaseholds in the amount of $225,000 that matured on December 31, 2012, was unsecured and bears interest at the rate 5% per annum. As of December 31, 2012 the unpaid balance of the loan was $190,000. The Company is currently in negotiations with the lender to extend the maturity date of the loan and expects to complete the extension in the second quarter of 2013.

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

On November 20, 2012, the Company received gross proceeds of $150,000 from the sale of a Promissory Note to RMS Advisors, Inc. in the face amount of $150,000. The Note is unsecured, bears interest at a rate of six percent (6%) per annum and is due on the earlier to occur of the Company raising an additional $1,500,000 in new capital or December 31, 2013.

On December 5, 2012, the Company received gross proceeds of $300,000 from the sale of a Promissory Note to RMS Advisors, Inc. in the face amount of $300,000. The Note is unsecured, bears interest at a rate of six percent (6%) per annum and is due on the earlier to occur of the Company raising an additional $1,500,000 in new capital or December 31, 2013.

On January 16, 2013, the Company received gross proceeds of $150,000 and issued a promissory note to DIT Equity Holdings, LLC in the same amount. The note bears interest at the rate of 6% per annum, is unsecured and is due on the earlier of 1 year from the date of issuance of the note or when the Company raises gross proceeds of $1.5 million in a debt or equity offering. The note was repaid in full on January 29, 2013.

On January 25, 2013, the Company received gross proceeds of $40,000 and issued a promissory note to DIT Equity Holdings, LLC in the same amount. The note bears interest at the rate of 6% per annum, is unsecured and is due on the earlier of February 3, 2014 or when the Company raises gross proceeds of $1.5 million in a debt or equity offering.

On February 26, 2013, the Company received gross proceeds of $10,000 and issued a promissory note to DIT Equity Holdings, LLC in the same amount. The note bears interest at the rate of 6% per annum, is unsecured and is due on the March 7, 2014 or when the Company raises gross proceeds of $1.5 million in a debt or equity offering.

On February 26, 2013, the Company received gross proceeds of $45,000 and issued a promissory note to DIT Equity Holdings, LLC in the same amount. The note bears interest at the rate of 6% per annum, is unsecured and is due on the March 7, 2014 or when the Company raises gross proceeds of $1.5 million in a debt or equity offering.

On March 20, 2013, the Company received gross proceeds of $65,000 and issued a promissory note to Wiltomo Redemption Foundation in the same amount. The note bears interest at the rate of 6% per annum, is unsecured and is due on the March 20, 2014.

On April 2, 2013, the Company received gross proceeds of $45,000 and issued a promissory note to Wiltomo Redemption Foundation in the same amount. The note bears interest at the rate of 6% per annum, is unsecured and is due on the April 2, 2014.

Equity:

PREFERRED STOCK:

Series A

In connection with the acquisition of Pan American, the Company issued 5,500,000 shares of Series A preferred stock as partial consideration for the purchase. The Series A preferred stock had an initial issue price of $1 per share and accrues a dividend quarterly to each holder at the rate of 3% per annum based on the original issue price, payable quarterly in cash or in kind. Series A preferred holders are required to have received all dividends before any dividend on common stock may be issued. The Series A preferred ranks senior to common stock in the event of a liquidation or winding up of the Company. The Series A preferred may be converted in whole or in part at any time at the option of the holder at the rate of 1 common share for each Series A Preferred, subject to adjustments as defined in the Series A certificate of designation. In addition, should the common stock of the Company trade in any over the counter market above $1.75 per share for a period of at least 30 consecutive trading days, the Company have an initial public offering of any class of securities in which gross proceeds are in excess of $50 million or consummate a merger in which the existing Company shareholders obtain less than 50% of the voting control of the combined entity, then the Series A preferred will automatically convert into the number of shares of common stock as the then conversion rate indicates. In the event that holders elect not to convert their Series A preferred or no automatic conversion is triggered, on January 31, 2019, the Series A preferred will become mandatorily redeemable for cash at its original issue price plus any unpaid dividends accrued as of that date.

Series B

In connection with the acquisition of Numa Luling, the Company issued 3,250,000 shares of Series B preferred stock as partial consideration for the purchase. The Series B preferred stock had an initial issue (also liquidation price) of $1 per share. The Series B ranks junior to the Series A preferred stock in respect to the payment of dividends but senior to shares of common stock. The Series B is non-cumulative and dividends must be declared before they become payable by the Company. The Series B ranks pari-passu in respect to liquidation and all other matters to the Series A preferred stock. Each share of Series B preferred stock may be converted at any time by the holder into 1.33 shares of common stock. In the event that the Company’s common stock trades above $1.75 per share for 30 consecutive trading days, the Company closes on a qualified sale (as defined in the agreement) in which the consideration to be received is greater than $50 million, or the Company has an underwritten public offering with proceeds in excess of $50 million, the Series B preferred stock automatically converts into common stock at the rate of 1.33 common shares for each Series B share. The holders also have standard anti-dilution protections.

Series C

During the quarter ending September 30, 2012 the Company raised gross proceeds of $492,000 and issued 492,000 shares of Series C preferred stock. In addition, the Company issued one warrant for each share of Series C preferred stock sold in the offering. Each warrant entitles the holder to acquire one share of the Company’s common stock, at an exercise price of $2.50 per share and expires 3 years from the date of issuance. The original issuance price was $1.00 per share. The Series C Preferred Stock shall, with respect to dividend rights and rights upon liquidation, winding up or dissolution, rank junior to or pari passu to other classes or series of preferred stock and prior to common stock. The Corporation shall pay the holders of Series C Preferred Stock a dividend in an amount equal to five percent (5%) per annum multiplied by the Original Issue Price of the Series C Preferred Stock. Cumulative Preferred Dividends shall be payable in quarterly installments in cash or in kind, at the sole option of the Corporation. Each share of Series C Preferred Stock may be converted by any holder thereof, without any further consideration, at any time, into 1.11 shares of Common Stock (the “Conversion Rate”). In addition, each share of Series C Preferred Stock shall be automatically converted into shares of the Company’s Common Stock at the Conversion

Rate upon the occurrence of any of the following events:

(i) The shares of the Company’s Common Stock shall trade at a price of over $1.75 per share (as adjusted for stock splits or other events which would result in an adjustment of the conversion rate) for a period in excess of thirty (30) consecutive trading days and the shares of the Company’s Common Stock underlying the Series C Preferred Stock are either (i) included in an effective registration statement or (ii) eligible to be traded pursuant to an applicable exemption from registration.

(ii) The sale of all or substantially all of the assets of the Corporation or the outstanding shares of capital stock of the Corporation entitled to vote generally for the election of directors.

(iii) The merger of the Company which results in the shareholders of the Company prior to the merger owning less than fifty percent (50%) of the voting power of the Company following the merger.

(iv) An underwritten initial public offering of the Company’s shares with gross proceeds of at least $50,000,000.

The Company shall mandatorily redeem all shares of Series C Preferred Stock which remain issued and outstanding at January 31, 2019 at a price equal to the sum of the Original Issue Price and the aggregate amount of any unpaid Cumulative Preferred Dividends attributable to such shares. Such redemption shall be made only to the extent the Company has funds legally available for such redemption as of the Redemption Date. Except as otherwise provided herein or required by law, the holders of the Series C Preferred Stock shall be entitled to vote together as a single class with the holders of Common Stock and any other capital stock of the Company entitled to vote, upon any matter submitted to the stockholders for a vote. The holders of Series C Preferred Stock shall be entitled to one vote for each share of Common Stock into which each share of Series C Preferred Stock held by such holders at the record date for the determination of the stockholders entitled to vote on such matters or, if no such record date is established, at the date such vote is taken, is convertible.

COMMON STOCK:

On February 15, 2012. A 30 for one forward stock split of the Company’s Common Stock par value $0.001 became effective

Beginning in February 2012, in connection with the acquisition of Pan American, the Company commenced a private placement offering of up to a maximum of 6,000,000 units, with each unit consisting of 1 share of common stock and 1 warrant to acquire 1 share of common stock of the Company, with an offering price of $0.75 per unit. The warrants have an exercise price of $1.50 per share and an exercise period of 3 years from the date of issuance. As part of the offering, the Company agreed to pay commissions of 10% of the gross funds raised. As of December 31, 2012, the Company had raised gross funds of approximately $2,656,250 and had accrued commission payable of approximately $265,000, included in accrued expenses. In addition, the Company had one signed private placement commitment of $500,000 for 666,666 units which was subsequently cancelled.

On March 28, 2012, the Company’s then-majority investor cancelled 66,500,000 shares of common stock in return for no consideration.

In May 2012 the Board of Directors adopted a stock compensation plan. The plan allows the Company to issue shares of common stock, options to purchase common stock or stock appreciation rights to employees, directors and consultants employed by the Company. The number of shares of common stock issuable under the plan is determined each January 1, such that the plan may issue shares of common stock or instruments to acquire common stock of the Company up to 15% of the then outstanding common stock of the Company. No awards were granted or outstanding during the period ending December 31, 2012.

In July 2012, the Company issued 100,000 shares of its common stock as compensation for investor relations services. The stock was valued at its trading price of $0.86 per share on the date of the agreement.

On March 11, 2013, Marvin Markman converted 100,000 shares of Series A Preferred Stock into 111,000 shares of Common Stock.

Employees

As of December 31, 2012, the Company had two part-time and no full-time employees.

ITEM 1A. RISK FACTORS

Not required as the Company is a “smaller reporting company”.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES.

Offices

At this time, the Company maintains its designated office at 5858 Westheimer, Suite 699, Houston, TX 77057. The Company occupies certain offices of South Oil Co. on a gratis basis. At some time in the future, it is expected that the Company expects to have its own offices and will enter into a lease for such offices.

Oil and Gas Properties

The Company currently holds certain participating interests located primarily in the Salt Flat and Luling Branyon fields in Caldwell and Guadalupe Counties, Texas. Production in these fields is primarily from the Lower Cretaceous Edwards Formation and Buda Formations in the acreage held by Rio Bravo.  The Edwards Formation(s) is the geologic strata commonly referred to as the Edwards Limestone, which is identified by electric log analysis between the depths of 2,825 feet and 2,920 feet in the Eagle Ford Oil Co. Inc. D. G. Tiller #1 SW disposal well bearing API Number 42-055-34932 located in the Gerron Hinds Survey, A-13 of Caldwell County, Texas. In 2012, the third party operator for the Company’s leasehold interests commenced several drilling and work-over programs targeting three different depths within the Buda and Edwards formations. The first program started by the third party operator was an attempt to test for recompleting the wells drilled in the 2010 drilling program that were all dry holes that were acquired by the Company with their purchase of Pan American Oil Co, LLC and Numa Luling, LLC. During 2012 the Company began recomplete work on the #1H and the #3H wells. As of December 31, 2012, the Company had incurred drilling costs of approximately $232,000 in regards to this first program. The #1H well is still being tested, while the #3H well will go into production after proper pump size has been determined. The Company expects to be able to report production test results in the second quarter of 2013. The second program started was a small workover program covering 4 previously inactive wells in the Austin chalk formation that were acquired in the purchase of the leasehold interest acquired from Eagle Ford Oil Co. Inc. During 2012 the Company incurred work-over costs of approximately $98,000. The third drilling program was the drilling of a new horizontal well nearby to the wells drilled in the 2010 drilling program noted above, the Tiller #4H well. The Company incurred drilling costs of approximately $1.38 million for this well, which was undergoing testing as of December 31, 2012. As of the date of this report, the well was undergoing flow testing and the Company expects to be able to report production test results in the second quarter of 2013.

Summary of Oil and Natural Gas Reserves

Proved Reserves

The following table sets forth our estimated net proved reserves as of December 31, 2012.

Estimated Proved Reserves Data:(1)	Oil (MBbls)
Proved developed not producing reserves	249
Proved undeveloped reserves	926
Total proved reserves	1,175

(1)	Prices used are based on the 12-month unweighted arithmetic average of the first-day-of-the-month price for each month in the period January 2012 through December 2012. For oil volumes, the average WTI posted price of approximately $94 per Bbl is adjusted for quality, transportation fees and a regional price differential. The adjusted oil and natural gas prices of $90 per barrel are held constant throughout the lives of the properties.

The following table sets forth our estimated PV-10 and standardized measure of discounted net cash flows as of December 31, 2012.

(in thousands)	As of December 31, 2012
PV-10(1)	$49,799
Standardized measure	$30,144

(1)	PV-10 is a non-GAAP financial measure as defined by the SEC. The closest GAAP measure to PV-10 is the standardized measure of discounted net cash flows. The standardized measure differs from PV-10 because standardized measure includes the effect of future income taxes. We believe that the presentation of PV-10 is relevant and useful to our investors as supplemental disclosure to the standardized measure, or after-tax amount, because it presents the discounted future net cash flows attributable to our proved reserves before taking into account future corporate income taxes and our current tax structure. The following table provides a reconciliation of our PV-10 to our standardized measure:

(in thousands)
PV-10	$49,799
Future income taxes	(24,037)
Discount of future income taxes at 10% per annum	4,382
Standardized measure	$30,144

Estimates of proved developed and undeveloped reserves are inherently imprecise and are continually subject to revision based on production history, results of additional exploration and development, price changes and other factors. See “— Qualifications of Technical Persons and Internal Controls Over Reserves Estimation Process.”

At December 31, 2012, our estimated proved reserves were 1,175 MBoe. During 2012, we added estimated proved reserves of 1,176 MBoe through our acquisitions, which were offset by production of 1 MBoe.

Proved Undeveloped Reserves

Our proved undeveloped reserves at December 31, 2012 were 926 MBoe. As of December 31, 2012, estimated future development costs relating to the development of our proved undeveloped reserves was $16.2 million. All of our currently identified proved undeveloped reserves are scheduled to be drilled by December 31, 2014.

Qualifications of Technical Persons and Internal Controls Over Reserves Estimation Process

Our reserve reports were prepared by Wilbur Hammock (“Hammock”), independent petroleum engineer. Hammock estimated, in accordance with petroleum engineering and evaluation principles set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserve Information promulgated by the Society of Petroleum Engineers (“SPE Standards”) and definitions and guidelines established by the SEC, 100% of the proved reserve information for our properties as of December 31, 2012.

The technical persons responsible for preparing the reserves estimates presented herein meet the requirements regarding qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Natural Gas Reserves Information promulgated by the Society of Petroleum Engineers.

Hammock is a degreed Petroleum Engineer, being a Professional Engineer since 1975, with a career spanning more than 40 years relating to all aspects of the business of oil and gas including the evaluation of oil and gas properties, management of producing properties, preparation of oil and gas reserve studies, evaluation of open hole well logs as well as designing and installing water flooding and production facilities. He is proficient in all phases of field operations including the securing of oil and gas leases, obtaining right of way and the design and construction of pipeline systems as well as planning and implementing the drilling and completion of wells. Hammock currently contract operates fields in Frio, Victoria, Caldwell, and Guadalupe Counties.

Hammock began his career at Lone Star Producing Company, and was promoted to District Petroleum Engineer. Since that time Mr. Hammock has held senior level engineering positions with Cities Services Oil Co., Union Crude Co., Pacesetter Resources, Inc., and Fortune Oil and Gas, Inc. In addition Mr. Hammock has consulted for numerous oil and gas independents as a Senior Petroleum Engineer for Frank and Associates, and as an independent consultant. Hammock received his Bachelor of Science in Petroleum Engineering from the University of Oklahoma. He maintains memberships in the Society of Petroleum Engineers, the American Institute of Mining, Metallurgical, and Petroleum Engineers, and is a Registered Professional Engineer in the State of Texas.

Our senior management reviews and approves the Hammock reserve reports and any internally estimated significant changes to our proved reserves on an annual basis.

Estimates of oil and natural gas reserves are projections based on a process involving an independent third party engineering firm’s collection of all required geologic, geophysical, engineering and economic data, and such firm’s complete external preparation of all required estimates and are forward-looking in nature. These reports rely upon various assumptions, including assumptions required by the SEC, such as constant oil and natural gas prices, operating expenses and future capital costs. The process also requires assumptions relating to availability of funds and timing of capital expenditures for development of our proved undeveloped reserves. These reports should not be construed as the current market value of our reserves. The process of estimating oil and natural gas reserves is also dependent on geological, engineering and economic data for each reservoir. Because of the uncertainties inherent in the interpretation of this data, we cannot be certain that the reserves will ultimately be realized. Our actual results could differ materially. See “Note 14  — Supplemental Oil and Gas Disclosure (Unaudited)” to our audited consolidated financial statements for additional information regarding our oil and natural gas reserves.

Under SEC rules, proved reserves are those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations. The term “reasonable certainty” implies a high degree of confidence that the quantities of oil and/or natural gas actually recovered will equal or exceed the estimate. To achieve reasonable certainty, Hammock employs technologies consistent with the standards established by the Society of Petroleum Engineers. The technologies and economic data used in the estimation of our proved reserves include, but are not limited to, well logs, geologic maps and available downhole and production data, seismic data and well test data.

Summary of Oil and Natural Gas Properties and Projects

Production, Price and Cost History

The following table presents net production sold, average sales prices and production costs and expenses for the years ended December 31, 2012 and 2011.

	Year Ended December 31,
	2012	2011
(dollars in thousands, except per unit prices)
Revenue
Oil and natural gas sales	$102	$—
Net production sold
Oil (Bbl)	1,052	—
Natural gas (Mcf)	—	—
Total (Boe)	1,052	—
Average sales prices
Oil ($/Bbl)	$96.54	$—
Natural gas ($/Mcf)	—	—
Total average price ($/Boe)	$96,54	$—
Costs and expenses (per Boe)
Production taxes	$6.27	$—
Lease operating expenses	759.87	—

Developed and Undeveloped Acreage

The following table presents our total gross and net developed and undeveloped acreage by region as of December 31, 2012:

	Developed Acres		Undeveloped Acres
	Gross(1)	Net(2)	Gross(1)	Net(2)
Luling Fields:	1,200	900	4,400	3,300

(1)	“Gross” means the total number of acres in which we have a working interest.

(2)	“Net” means the sum of the fractional working interests that we own in gross acres.

The primary terms of our oil and natural gas leases expire at various dates. Our developed acreage is currently held by production, which means that these leases are active as long as we produce oil or natural gas from the acreage or comply with certain lease terms. Upon ceasing production, these leases will expire. The following table summarizes by year our gross and net undeveloped acreage scheduled to expire in the next five years.

	Undeveloped (Acres)		% of Total Undeveloped (Acres)
As of December 31,	Gross(1)	Net(2)	Net(2)
2013	1,750	1,050	31%
2014	1850	1,110	33%
2015	1,500	900	27%
2016	500	300	9%
2017	—	—	—

	5,600	3,360	100%

(1)	“Gross” means the total number of acres in which we have a working interest

(2)	“Net” means the sum of the fractional working interests that we own in gross acres.

Productive Wells

The following table presents the total gross and net productive wells by area and by oil or natural gas completion as of December 31, 2012:

	Oil Wells
	Gross(1)	Net(2)
Luling Fields	0	0

*The Company produced hydrocarbons by swabbing productive leases that have well bores that are not equipped to produce independently. The company has access to approximately 350 such locations.

(1)	“Gross” means the total number of wells in which we have a working interest.

(2)	“Net” means the sum of the fractional working interests that we own in gross wells.

Drilling Activity

The following table summarizes the number of net productive and dry development wells and net productive and dry exploratory wells we drilled during the periods indicated and refers to the number of wells completed during the period, regardless of when drilling was initiated. At December 31, 2012, we had no wells being drilled and four gross (3 net) wells awaiting completion.

	Development Wells		Exploratory Wells
Fiscal Year Ended December 31,	Productive	Dry	Productive	Dry
2012	—	—	—	—
2011	—	—	—	—

ITEM 3. LEGAL PROCEEDINGS

As of December 31, 2012, the Company was not a party to any pending or threatened legal proceedings.

ITEM 4. [REMOVED AND RESERVED]

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY; RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Beginning on March 17, 2011, our Common Stock was quoted on the OTC Bulletin Board under the symbol “RIOB”.

The following table shows the high and low prices of our common shares on the OTC Bulletin Board for each quarter for fiscal years 2011 and 2012. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Period	High	Low
January 1, 2011-March 31, 2011	N/A	N/A
April 1, 2011-June 30, 2011	$0.00	$0.00
July 1, 2011-September 30, 2011	$0.25	$0.15
October 1, 2011-December 31, 2011	$0.25	$0.15
January 1, 2012-March 31, 2012	$1.07	$0.99
April 1, 2012-June 30, 2012	$1.03	$0.75
July 1, 2012-September 30, 2012	$0.98	$0.77
October 1, 2012-December 31, 2012	$0.90	$0.70

The market price of our common stock is highly volatile and is subject to fluctuations in response to variations in operating results, public announcements or other events or factors. Our stock price may also be affected by broader market trends unrelated to our performance.

Holders

As of April 5, 2013 there were 32,592,686 shares of common stock outstanding and approximately 25 stockholders of record, including 17,559,980 shares held by CEDE & Co.

.

Transfer Agent and Registrar

Our transfer agent is Island Stock Transfer, 15500 Roosevelt Boulevard, Suite 301 Clearwater, Florida 33760; telephone 727-289-0010

Dividend Policy

We have never paid any cash dividends on our Common Stock and do not anticipate paying any cash dividends on our Common Stock in the foreseeable future. We intend to retain future earnings to fund ongoing operations and future capital requirements of our business. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

There are no outstanding options or warrants to purchase shares of our common stock under any equity compensation plans. As a result, we did not have any options, warrants or rights outstanding as of December 31, 2012.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	- 0 -	- 0 -	- 0 -
Equity compensation plans not approved by security holders	- 0 -	- 0 -	- 0 -
Total	- 0 -	- 0 -	- 0 -

RECENT SALES OF UNREGISTERED SECURITIES

Below is a list of securities sold by us from January 1, 2012 through April 5, 2013 which were not registered under the Securities Act.

Name of Purchaser	Issue Date	Security	Shares	Consideration
Chapter Petroleum, Inc.	Feb. 7, 2012	Common	270,000(1)	$202,500
D-J’s Well Service, Inc.	Feb. 7, 2012	Common	135,000(1)	$101,250
Canadian River Production, Inc.	Feb 7, 2012	Common	270,000(1)	$202,500
Pan American Oil Co., LLC	Feb 13, 2012	Ser. A Preferred	4,150,000	Share Exchange
Michael Garnick	Feb 13, 2012	Ser. A Preferred	750,000	Share Exchange
Varexco Development, LLC	Feb 13, 2012	Ser. A Preferred	500,000	Share Exchange
Marvin Markman	Feb 13, 2012	Ser. A Preferred	100,000(2)	Share Exchange
Moonlight Enterprises Ltd	March 6, 2012	Common	333,333(1)	$250,000
DIT Equity Holdings, LLC	March 6, 2012	Common	333,333(1)	$250,000
Crimson Tide Ltd	March 6, 2012	Common	800,000(1)	$1,050,000
Clyde Berg	March 10, 2012	Common	400,000(1)	$1,050,000
Numa Luling, LLC	June 8, 2012	Ser. B Preferred	3,250,000	Asset Purchase
United Capital Group, Inc.	July 26, 2012	Common	100,000	Consulting Svcs.
Michael Garnick	Aug 22, 2012	Ser. C Preferred	250,000(3)	$250,000
Quest IRA, Inc. FBO Zai Yuan Zhen	Aug. 30, 2012	Ser. C Preferred	242,000(3)	$242,000

(1)	Sold as a Unit together with a warrant to acquire 1 share of common stock of the Company for each share purchased at an exercise price of $1.50 per share and an exercise period of 3 years from the date of issuance.
(2)	Converted to 111,000 shares of Common Stock on March 11, 2013
(3)	Sold as a Unit together with a warrant to acquire 1 share of common stock of the Company for each share purchased at an exercise price of $1.50 per share and an exercise period of 3 years from the date of issuance.

The securities issued in the abovementioned transactions were issued in connection with private placements exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended, pursuant to the terms of Section 4(2) of that Act and Rule 506 of Regulation D.

Purchases of Equity Securities

The Company has never purchased nor does it own any equity securities of any other issuer.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward Looking Statements

This Annual Report on Form 10-K contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PLSRA”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) regarding Rio Bravo Oil, Inc. (the “Company” or “Rio Bravo,” also referred to as “us”, “we” or “our”). Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements involve risks and uncertainties. Forward-looking statements include statements regarding, among other things, (a) our projected sales, profitability, and cash flows, (b) our growth strategies, (c) anticipated trends in our industries, (d) our future financing plans and (e) our anticipated needs for working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plans,” “potential,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend” or the negative of these words or other variations on these words or comparable terminology. These statements may be found under “Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Description of Business,” as well as in this Form 10-K generally. In particular, these include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, and financial results.

Any or all of our forward-looking statements in this report may turn out to be inaccurate. They can be affected by inaccurate assumptions we might make or by known or unknown risks or uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” in prior reports filed by the Company and other matters described in this Form 10-K generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements. The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to publicly update any forward-looking statements, whether as the result of new information, future events, or otherwise. We intend that all forward-looking statements be subject to the safe harbor provisions of the PSLRA.

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

The Management of the Company has adopted a strategy of developing a growth-focused independent energy and production company with a focus on development of proven undeveloped reservoirs and expansion of fields through unconventional methods of resource development. The Company has begun to execute this strategy through acquisition and aggregation of certain working interests located within the Luling Edwards, Darst Creek Luling Branyon, and Salt Flat fields in Texas, (collectively referred to as the “Luling Edwards Fields”). It has been the Company’s strategy to acquire certain significant working interests and assets with productive Edwards reservoirs, and to additionally acquire additional rights associated with its targeted leases, to obtain secondary development opportunities.

Material Events

Operations:

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

In June 2012, the Company consummated two transactions to acquire additional leasehold rights to acreage in Guadeloupe and Caldwell Counties, Texas. In the first agreement, the Company entered into a purchase and sale agreement with Numa Luling, LLC in which the Company acquired all of Numa Luling, LLC’s right, title and interest (25% working interest and 25% net revenue interest, subject to 25% ORRI) in leasehold rights to the same formation, the Edwards formation, held by the Company. The purchase price for the acquisition of interests held by Numa Luling, LLC was 3,250,000 shares of Series B Preferred stock, which the Company valued at $3.466 million. The second acquisition was an asset purchase agreement with Eagle Ford Oil Co, Inc. in which the Company acquired 80% of the leasehold interests held by Eagle Ford Oil Co, Inc.. The leaseholds acquired are for depths other than the Edwards formation on the same acreage as the leaseholds owned by the Company. As part of the agreement, the Company agreed to carry the remaining 20% interest for drilling and swabbing operations, but not for leasehold operating expenses. The purchase price was payment of approximately $2 million in cash plus a note in the amount of $225,000 plus the assumption of certain payment obligations to the bankruptcy estate of the previous owner of the leasehold rights. The payment of one obligation calls for the Company to pay to the bankruptcy estate $5,000 per well drilled to a maximum of 200 wells and if that total is not met a balloon payment is due on March 16, 2016 for the difference between $1 million and the per well amount funded through March 16, 2016.

In 2012, the third party operator for the Company’s leasehold interests commenced several drilling and work-over programs targeting three different depths within the Buda and Edwards formations. The first program started by the third party operator was an attempt to test for recompleting the wells drilled in the 2010 drilling program that were all dry holes that were acquired by the Company with their purchase of Pan American Oil Co, LLC and Numa Luling, LLC. During 2012 the Company began recomplete work on the #1H and the #3H wells. As of December 31, 2012, the Company had incurred drilling costs of approximately $232,000 in regards to this first program. The #1H well is still being tested, while the #3H well will go into production after proper pump size has been determined. The Company expects to be able to report production test results in the second quarter of 2013.

The second program started was a small workover program covering 4 previously inactive wells in the Austin chalk formation that were acquired in the purchase of the leasehold interest acquired from Eagle Ford Oil Co. Inc. During 2012 the Company incurred work-over costs of approximately $98,000.

The third drilling program was the drilling of a new horizontal well nearby to the wells drilled in the 2010 drilling program noted above, the Tiller #4H well. The Company incurred drilling costs of approximately $1.38 million for this well, which was undergoing testing as of December 31, 2012. As of the date of this annual report, the well was undergoing flow testing and the Company expects to be able to report production test results in the second quarter of 2013.

In January 2013, the Company and 0947388 BC Ltd. (“094”) entered into a letter of intent for 094 to farm into the Edwards formation assets acquired through its acquisition of Pan American Oil Company, LLC (see Note 2) and Numa Luling, LLC (see Note 4) and also the 80% interest in certain leasehold interests acquired from Eagle Ford Oil Co., Inc. (see Note 4). The letter of intent specifies that upon completion of the #4H Tiller well currently being completed by the Company, 094 will drill 10 wells within the Edwards formation of which 100% of the costs shall be borne by 094. At the end of the 10 well program, 094 has the option to extend the program for a further 5 wells, borne at the sole cost of 094 or acquire 100% of the Company’s interest in the Edwards formation leasehold interests for $45 million, which price is reduced on a pro rata basis should oil prices drop below $85 per barrel down to a minimum of $30 million. Should 094 decide not to purchase 100% of the Company’s interest in the Edwards formation leasehold interests, then 094 will earn 80% of revenue from those 10 wells drilled by 094 until such time as it has recouped its costs, at which point its revenue interest reverts to 60%. In addition, 094 will also drill 5 wells within the Buda formation at 50% cost to earn 40% before payout and 30% after payout. At completion, 094 has the option to acquire 10% of the interest held by the Company in the entire leasehold through payment of $7.5 million to the Company. In the event 094 chooses not pay the final option price it will earn only a 30% interest in the 5 wells drilled by 094. At the time of entering the letter of intent, 094 paid a deposit of $300,000. The Company and 094 are still in negotiations and no agreement has been finalized.

Finance:

Debt:

On December 22, 2011, the Company issued an unsecured promissory note in the amount of $200,000 to Michael J. Garnick, a stockholder. The promissory note accrued interest at 10% per annum and was due on February 15, 2012. As a condition for issuing the promissory note, the Company was obligated to issue 90,000 shares of its common stock to Michael J. Garnick. The note was repaid in full in March 2012.

In connection with the acquisition of Pan American, the Company acquired certain advances payable and short term bridge notes in the principal amount of $1,900,000 from two unaffiliated entities. Of the $1,900,000 borrowed, $600,000 was evidenced by an unsecured promissory note, had an interest rate of 10% per annum and was repaid March 2012. The remaining $1,300,000 borrowed was evidenced by a series of loan agreements all with essentially the same terms; interest at the rate of 6% per annum, unsecured, and due on the earlier of December 31, 2012 or upon demand. As of December 31, 2012, $350,000 was due on this loan. The Company is currently in negotiations with the lender to extend the maturity date of the loan and expects to complete the extension in the second quarter of 2013.

In 2011, Pan American was advanced approximately $90,000 by a then related party. The advance is non-interest bearing, is unsecured and due on demand and as of December 31, 2012 the balance the Company owed is $90,704.

On February 24, 2012, the Company received gross proceeds of $2.5 million from the sale of two promissory notes to two unrelated entities. The notes mature on December 31, 2014, bear interest at the rate of 8% per annum, are unsecured and are convertible into up to 2.5 million shares of the Company’s common stock, subject to certain adjustments, at the option of the holders. In addition, should the Company’s common stock trade above $2.50 for a period of 30 or more consecutive trading days, the notes and all accrued and unpaid interest automatically convert into common stock of the Company, at the conversion rate then in effect. In connection with the $2.5 million notes noted above, the Company paid a 10% fee to and unrelated third party who helped facilitate the transaction. At December 31, 2012, the balance the Company owed was $2.5 million.

On April 30, 2012, the Company received gross proceeds of $750,000 from the sale of a promissory note that matures on April 30, 2017, is unsecured and bears interest at the rate of 3% per annum. The note contains conversion privileges such that the holder may convert at any time into common stock of the Company at a conversion rate of $0.75 per share. The conversion feature includes standard anti-dilution provisions. The balance owed at December 31, 2012 was $750,000.

On May 21, 2012, the Company received gross proceeds of $300,000 from the sale of a promissory note that originally matured on the earlier of December 31, 2012 or upon the Company raising $1,500,000 in debt or equity after the sale of the note, bears interest at the rate of 6% per annum and is unsecured. On December 24, 2012, the maturity date of the note was extended until March 31, 2013. The Company is still in negotiations with the lender to extend that maturity date and expects to complete extension in the second quarter of 2013. In combination with the $750,000 note described above, the Company paid fees totaling $110,000 to acquire these loans.

On May 25, 2012 the Company issued a note as part of the purchase price to acquire the 80% interest in the Eagle Ford Oil Co., Inc. oil and gas leaseholds in the amount of $225,000 that matured on December 31, 2012, was unsecured and bears interest at the rate 5% per annum. As of December 31, 2012 the unpaid balance of the loan was $190,000. The Company is currently in negotiations with the lender to extend the maturity date of the loan and expects to complete the extension in the second quarter of 2013.

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

On November 20, 2012, the Company received gross proceeds of $150,000 from the sale of a Promissory Note to RMS Advisors, Inc. in the face amount of $150,000. The Note is unsecured, bears interest at a rate of six percent (6%) per annum and is due on the earlier to occur of the Company raising an additional $1,500,000 in new capital or December 31, 2013.

On December 5, 2012, the Company received gross proceeds of $300,000 from the sale of a Promissory Note to RMS Advisors, Inc. in the face amount of $300,000. The Note is unsecured, bears interest at a rate of six percent (6%) per annum and is due on the earlier to occur of the Company raising an additional $1,500,000 in new capital or December 31, 2013.

On January 16, 2013, the Company received gross proceeds of $150,000 and issued a promissory note to DIT Equity Holdings, LLC in the same amount. The note bears interest at the rate of 6% per annum, is unsecured and is due on the earlier of 1 year from the date of issuance of the note or when the Company raises gross proceeds of $1.5 million in a debt or equity offering. The note was repaid in full on January 29, 2013.

On January 25, 2013, the Company received gross proceeds of $40,000 and issued a promissory note to DIT Equity Holdings, LLC in the same amount. The note bears interest at the rate of 6% per annum, is unsecured and is due on the earlier of February 3, 2014 or when the Company raises gross proceeds of $1.5 million in a debt or equity offering.

On February 26, 2013, the Company received gross proceeds of $10,000 and issued a promissory note to DIT Equity Holdings, LLC in the same amount. The note bears interest at the rate of 6% per annum, is unsecured and is due on the March 7, 2014 or when the Company raises gross proceeds of $1.5 million in a debt or equity offering.

On February 26, 2013, the Company received gross proceeds of $45,000 and issued a promissory note to DIT Equity Holdings, LLC in the same amount. The note bears interest at the rate of 6% per annum, is unsecured and is due on the March 7, 2014 or when the Company raises gross proceeds of $1.5 million in a debt or equity offering.

On March 20, 2013, the Company received gross proceeds of $65,000 and issued a promissory note to Wiltomo Redemption Foundation in the same amount. The note bears interest at the rate of 6% per annum, is unsecured and is due on the March 20, 2014.

On April 2, 2013, the Company received gross proceeds of $45,000 and issued a promissory note to Wiltomo Redemption Foundation in the same amount. The note bears interest at the rate of 6% per annum, is unsecured and is due on the April 2, 2014.

Equity:

PREFERRED STOCK:

Series A

In connection with the acquisition of Pan American, the Company issued 5,500,000 shares of Series A preferred stock as partial consideration for the purchase. The Series A preferred stock had an initial issue price of $1 per share and accrues a dividend quarterly to each holder at the rate of 3% per annum based on the original issue price, payable quarterly in cash or in kind. Series A preferred holders are required to have received all dividends before any dividend on common stock may be issued. The Series A preferred ranks senior to common stock in the event of a liquidation or winding up of the Company. The Series A preferred may be converted in whole or in part at any time at the option of the holder at the rate of 1 common share for each Series A Preferred, subject to adjustments as defined in the Series A certificate of designation. In addition, should the common stock of the Company trade in any over the counter market above $1.75 per share for a period of at least 30 consecutive trading days, the Company have an initial public offering of any class of securities in which gross proceeds are in excess of $50 million or consummate a merger in which the existing Company shareholders obtain less than 50% of the voting control of the combined entity, then the Series A preferred will automatically convert into the number of shares of common stock as the then conversion rate indicates. In the event that holders elect not to convert their Series A preferred or no automatic conversion is triggered, on January 31, 2019, the Series A preferred will become mandatorily redeemable for cash at its original issue price plus any unpaid dividends accrued as of that date.

Series B

In connection with the acquisition of Numa Luling, the Company issued 3,250,000 shares of Series B preferred stock as partial consideration for the purchase. The Series B preferred stock had an initial issue (also liquidation price) of $1 per share. The Series B ranks junior to the Series A preferred stock in respect to the payment of dividends but senior to shares of common stock. The Series B is non-cumulative and dividends must be declared before they become payable by the Company. The Series B ranks pari-passu in respect to liquidation and all other matters to the Series A preferred stock. Each share of Series B preferred stock may be converted at any time by the holder into 1.33 shares of common stock. In the event that the Company’s common stock trades above $1.75 per share for 30 consecutive trading days, the Company closes on a qualified sale (as defined in the agreement) in which the consideration to be received is greater than $50 million, or the Company has an underwritten public offering with proceeds in excess of $50 million, the Series B preferred stock automatically converts into common stock at the rate of 1.33 common shares for each Series B share. The holders also have standard anti-dilution protections.

Series C

During the quarter ending September 30, 2012 the Company raised gross proceeds of $492,000 and issued 492,000 shares of Series C preferred stock. In addition, the Company issued one warrant for each share of Series C preferred stock sold in the offering. Each warrant entitles the holder to acquire one share of the Company’s common stock, at an exercise price of $2.50 per share and expires 3 years from the date of issuance. The original issuance price was $1.00 per share. The Series C Preferred Stock shall, with respect to dividend rights and rights upon liquidation, winding up or dissolution, rank junior to or pari passu to other classes or series of preferred stock and prior to common stock. The Corporation shall pay the holders of Series C Preferred Stock a dividend in an amount equal to five percent (5%) per annum multiplied by the Original Issue Price of the Series C Preferred Stock. Cumulative Preferred Dividends shall be payable in quarterly installments in cash or in kind, at the sole option of the Corporation. Each share of Series C Preferred Stock may be converted by any holder thereof, without any further consideration, at any time, into 1.11 shares of Common Stock (the “Conversion Rate”). In addition, each share of Series C Preferred Stock shall be automatically converted into shares of the Company’s Common Stock at the Conversion

Rate upon the occurrence of any of the following events:

(i) The shares of the Company’s Common Stock shall trade at a price of over $1.75 per share (as adjusted for stock splits or other events which would result in an adjustment of the conversion rate) for a period in excess of thirty (30) consecutive trading days and the shares of the Company’s Common Stock underlying the Series C Preferred Stock are either (i) included in an effective registration statement or (ii) eligible to be traded pursuant to an applicable exemption from registration.

(ii) The sale of all or substantially all of the assets of the Corporation or the outstanding shares of capital stock of the Corporation entitled to vote generally for the election of directors.

(iii) The merger of the Company which results in the shareholders of the Company prior to the merger owning less than fifty percent (50%) of the voting power of the Company following the merger.

(iv) An underwritten initial public offering of the Company’s shares with gross proceeds of at least $50,000,000.

The Company shall mandatorily redeem all shares of Series C Preferred Stock which remain issued and outstanding at January 31, 2019 at a price equal to the sum of the Original Issue Price and the aggregate amount of any unpaid Cumulative Preferred Dividends attributable to such shares. Such redemption shall be made only to the extent the Company has funds legally available for such redemption as of the Redemption Date. Except as otherwise provided herein or required by law, the holders of the Series C Preferred Stock shall be entitled to vote together as a single class with the holders of Common Stock and any other capital stock of the Company entitled to vote, upon any matter submitted to the stockholders for a vote. The holders of Series C Preferred Stock shall be entitled to one vote for each share of Common Stock into which each share of Series C Preferred Stock held by such holders at the record date for the determination of the stockholders entitled to vote on such matters or, if no such record date is established, at the date such vote is taken, is convertible.

COMMON STOCK:

On February 15, 2012. A 30 for one forward stock split of the Company’s Common Stock par value $0.001 became effective

Beginning in February 2012, in connection with the acquisition of Pan American, the Company commenced a private placement offering of up to a maximum of 6,000,000 units, with each unit consisting of 1 share of common stock and 1 warrant to acquire 1 share of common stock of the Company, with an offering price of $0.75 per unit. The warrants have an exercise price of $1.50 per share and an exercise period of 3 years from the date of issuance. As part of the offering, the Company agreed to pay commissions of 10% of the gross funds raised. As of December 31, 2012, the Company had raised gross funds of approximately $2,656,250 and had accrued commission payable of approximately $265,000, included in accrued expenses. In addition, the Company had one signed private placement commitment of $500,000 for 666,666 units which was subsequently cancelled.

On March 28, 2012, the Company’s then-majority investor cancelled 66,500,000 shares of common stock in return for no consideration.

In May 2012 the Board of Directors adopted a stock compensation plan. The plan allows the Company to issue shares of common stock, options to purchase common stock or stock appreciation rights to employees, directors and consultants employed by the Company. The number of shares of common stock issuable under the plan is determined each January 1, such that the plan may issue shares of common stock or instruments to acquire common stock of the Company up to 15% of the then outstanding common stock of the Company. No awards were granted or outstanding during the period ending December 31, 2012.

In July 2012, the Company issued 100,000 shares of its common stock as compensation for investor relations services. The stock was valued at its trading price of $0.86 per share on the date of the agreement.

On March 11, 2013, Marvin Markman converted 100,000 shares of Series A Preferred Stock into 111,000 shares of Common Stock.

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

Financial information

We changed our fiscal year from September 30 to December 31. Consequently, the financial statements for the Company included in this annual report are as of and for the year ending December 31, 2012, as of and for the three month transition period ending December 31, 2011 and as of and for the fiscal years ending September 30, 2011.

As described in more detail in this Report, the Company acquired Pan American Oil Company, LLC on February 14, 2012. Prior to that acquisition the Company had limited operations. Under Securities and Exchange Commission (the “SEC”) rules when a registrant succeeds to substantially all of the business (or a separately identifiable line of business) of another entity (or group of entities) and the registrant's own operations before the succession appear insignificant relative to the operations assumed or acquired - the registrant is required to present financial information for the acquired entity (the “predecessor”) for all comparable periods being presented before the succession.

Therefore we are providing certain additional information in our financial statements regarding the predecessor businesses for periods prior to February 14, 2012. Amounts labeled as “predecessor business” represent operations that were not owned by us during the time period presented in our financial statements - some of which was under a different cost basis or fair value than how we reflect them after we acquired Pan American. Pan American Oil Company, LLC, is considered a predecessor. Also, Pan American Oil Company, LLC purchased certain oil and gas leasehold interests from Rio Bravo Oil, LLC on February 13, 2012 prior to being acquired by the Company and therefore those leasehold interests are also considered a predecessor. Collectively, Pan American Oil Company, LLC and the leasehold interests acquired from Rio Bravo Oil, LLC is referred to as the “Predecessor Business” This financial information (for which intercompany transactions between the predecessors have been eliminated) for the period prior to February 14, 2012 is labeled “Predecessor Business” and the Company has placed a heavy black line between it and the Company’s (also referred to as the successor) information to differentiate it from the Company’s financial information.

Comparison of the year ended December 31, 2012 to the year ended December 31, 2011

Our operating results are not comparable to the prior period for the following reasons:

•	We changed our fiscal year from September 30 to December 31. Consequently, the financial statements for the Company included in this annual report are as of and for the year ending December 31, 2012, as of and for the three month transition period ending December 31, 2011 and as of and for the fiscal years ending September 30, 2011. Below we have provided a comparison of Company financial information for the year ended December 31, 2012 (derived from our audited financial statements) to the year ended December 31, 2011 (derived from unaudited financial information). “Predecessor business” information is not included in this comparison.

•	In the prior period we were engaged in a different business, with a completely different ownership and management.

•	In February 2012 we consummated an acquisition of Pan American where we acquired leasehold interests and are now focused on the oil and gas industry.

In June 2012, the Company consummated two transactions to acquire additional leasehold rights as described elsewhere in this document.

This Annual Report should be read in conjunction with both the financial statements and the notes thereto for Pan American Oil Company, LLC and Properties Acquired From Rio Bravo Oil, LLC on February 13, 2012, included in the Company’s 2 nd Amendment to Form 8 K/A - Event Reporting that it filed with the SEC on May 11, 2012 and the Amendment to Form 8 K/A – Event Reporting dated August 20, 2012 which presents the financial statements of the entities acquired in the second quarter of 2012.

Comparison of the year ended December 31, 2012 to December 31, 2011 (unaudited)

In February 2012, we entered the oil and gas exploration and development industry upon our acquisition of Pan American Oil Company, LLC, which has leasehold interests in approximately 4500 gross acres in the Edwards formation in Caldwell and Guadeloupe counties in Texas. For the year ended December 31, 2012 our net loss from operations increased by approximately $2,834,748 to $2,886,616 from $51,868 for the year ended December 31, 2011. The increased loss can be attributed to the following:

In the year ended December 31, 2012 we had revenues of approximately $101,556 which are attributable to our acquisition of leasehold rights from Eagle Ford Oil Co, Inc. We had no revenues prior to the acquisition of leasehold rights from Eagle Ford Oil Co, Inc. in 2012. Our leasehold operating costs, increased to $799,386 in the year ended December 31, 2012 from nil in the year ended December 31, 2011. The increase is attributable to the acquisitions we made in 2012.

In the year ended December 31, 2012, our general and administrative expenses increased by approximately $766,149 to $817,872 from $51,723 in the year ended December 31, 2011. The increase was due to our requirements to provide for oversight and management of the properties acquired from Pan American Oil Company, LLC, the leasehold rights from Numa Luling, LLC and the leasehold rights from Eagle Ford Oil Co, Inc. We expect to increase our general and administrative expenses in future periods as we hire additional staff and develop our business.

In the year ended December 31, 2012, our professional fee expenses increased to $1,273,430 from nil in the year ended December 31, 2011. The increase was due to our increased regulatory requirements as a public company and also for our oversight and administration of our acquired properties from Pan American Oil Company, LLC, the leasehold rights from Numa Luling, LLC and the leasehold rights from Eagle Ford Oil Co, Inc. as we have chosen to operate using consultants instead of full time employees. Going forward through the fiscal year 2013, we expect our professional fees to remain at elevated levels as we expect to acquire additional companies and will need to continue to expend resources in regards to our regulatory filing commitments as a public entity.

Depletion, Depreciation and Amortization expense increased in the year ended December 31, 2012 to $97,484 from nil for the year ended December 31, 2011. The increase resulted from our acquisition of Pan American Oil Company, LLC and the leasehold rights of Numa Luling, LLC and Eagle Ford Oil Company, LLC. In the future, should we be successful in our drilling program our depreciation, depletion and amortization will increase as we deplete our costs in the oil and gas property cost pool over our estimated total reserves.

Interest expense increased in the year ended December 31, 2012 by approximately $567,696 to $567,841 from $145 in the year ended December 31, 2011. The increase was the result of our borrowings of $5.185 million plus the assumption of approximately $1.9 million in bridge notes from our acquisition of Pan American Oil Company, LLC with the related amortization of deferred loan fees and the accretion from the asset retirement obligation we incurred in connection with the purchase of the leasehold rights from Eagle Ford Oil Co, Inc.

Liquidity and Capital Resources

Liquidity

As of December 31, 2012 we had approximately $18,738 in cash, a working capital deficit of $3,744,284 and an accumulated deficit of approximately $3,665,754. Total Stockholders’ equity at December 31, 2012 was approximately $2,449,686. Total debt, including advances and other notes payable at December 31, 2012 and excluding discounts on notes and other liabilities, was approximately $6.899 million, a change of $6,696 million from approximately $203,000 at December 31, 2011. Our operating activities used $2,911,841 in cash for the year ended December 31, 2012. Our investing activities used $3,220,930, however of that amount approximately $1,590,000 was used to acquire Pan American and 80% of the leasehold interests held by Eagle Ford Oil Company, LLC which we do not expect to continue in future periods. We do expect to expend significant amounts which started late in the fourth quarter of 2012 as we begin phase 1 of our drilling program on the Edwards formation assets we acquired on February 14, 2012 and in June 2012. We believe that we do not have sufficient cash on hand to fund all of our projected development activities for the next twelve months. If we are unable to raise sufficient cash, we may need to curtail certain development activities.

Critical Accounting Policies and Significant Judgments and Estimates

With our acquisition of various entities we adopted additional accounting policies during 2012.

We believe that the following critical accounting policies affect our more significant estimates and judgments used in the preparation of our consolidated financial statements:

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Set forth below are the audited financial statements for the Company as of and for the year ending December 31, 2012, as of and for the three month transition period ending December 31, 2011, for the period from inception (June 9, 2010) through December 31, 2012, and as of and for the fiscal years ending September 30, 2011. “Predecessor business” financial statements are also included within the Company’s financial statements as of and for the year ending December 31, 2011 and for the period January 1, 2012 through February 14, 2012.

RIO BRAVO OIL, INC.

(An Exploration Stage Company)

December 31, 2012 and 2011

September 30, 2011 and 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Rio Bravo Oil, Inc.

We have audited the accompanying consolidated balance sheets of Rio Bravo Oil, Inc. as of December 31, 2012 (Successor) and 2011 (Successor and Predecessor), and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2012 (Successor), year ended December 31, 2011 (Predecessor), quarter ended December 31, 2011 (Successor), inception (June 9, 2010) through December 31, 2012 (Successor) and period from January 1, 2012 through February 14, 2012 (Predecessor). Rio Bravo Oil, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rio Bravo Oil, Inc. as of December 31, 2012 (Successor) and 2011 (Successor and Predecessor), and the results of its operations and its cash flows for the year ended December 31, 2012 (Successor), year ended December 31, 2011 (Predecessor), quarter ended December 31, 2011 (Successor), inception (June 9, 2010) through December 31, 2012 (Successor) and period from January 1, 2012 through February 14, 2012 (Predecessor) in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s recurring losses from operations and resulting dependence upon access to additional external financing, raise substantial doubt concerning its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

L J Soldinger Associates, LLC

Deer Park, Illinois
April 15, 2013

RIO BRAVO OIL, INC.

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

	Successor		Predecessor Business
	December 31,		December 31,
	2012	2011	2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$18,738	$172,500	$5,159
Other Receivables	6,747	-	-
Prepaid expenses	25,185	852	159,704
TOTAL CURRENT ASSETS	50,670	173,352	164,863
PROPERTY AND EQUIPMENT
Proved oil and gas properties, net of accumulated depletion	17,716,719	-	621,333
Furniture, fixtures and equipment, net of accumulated depreciation	595,239	-	295,789
PROPERTY AND EQUIPMENT, NET	18,311,958	-	917,122
Deferred loan costs, net of amortization	244,565	-	-
Advances receivable	-	-	503,008
TOTAL ASSETS	$18,607,193	$173,352	$1,584,993

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$346,362	$-	$531,428
Accrued expenses	749,386	8,797	129,934
Advances payable – related party	90,704	-	87,000
Rio Bravo assets purchase payable	6,968	-	-
Eagle Ford asset purchase payable	190,000	-	-
Due to the Caltex Bankruptcy Estate	123,202	-	-
Loan from former director	3,332	3,332	-
Loan from stockholder	-	199,395	-
Leasehold purchase consideration payable	-	-	500,000
Short term note payable	1,935,000	-	-
Bridge notes payable	350,000	-	1,855,000
TOTAL CURRENT LIABILITIES	3,794,954	211,524	3,103,362

NON CURRENT LIABILITIES
Notes payable	3,113,829	-	-
Due to the Caltex Bankruptcy Estate	771,717	-	-
Asset retirement obligation	2,485,007	-	9,740

TOTAL LIABILITIES	10,165, 507	211,524	3,113,102

Commitments and contingencies	-	-	-

REDEEMABLE SERIES A PREFERRED STOCK	5,500,000	-	-
REDEEMABLE SERIES C PREFERRED STOCK	492,000	-	-

STOCKHOLDERS’ EQUITY
Series B Preferred Stock, $0.001 par value, 5,000,0000. Authorized, 3,250,000 and nil issued and outstanding shares of December 31, 2012 and 2011, respectively, liquidation value of $3,250,000	3,250	-	-
Common Stock, $0.001 par value, 120,000,00. Authorized 32,391,657 and 95,250,000. Issued and outstanding shares as of December 31, 2012 and 2011, respectively	32,391	95,250	-
Additional paid-in capital	6,079,799	-	-
Stockholders’ deficit accumulated in the exploration stage	(3,665,754)	(133,422)	(1,528,109)

Stockholders’ equity (deficit)	2,449,686	(38,172)	(1,528,109)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,607,193	$173,352	$1,584,993

See accompanying notes to the Consolidated Financial Statements.

RIO BRAVO OIL, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor
			From
			Inception
		Three Months	(June 9, 2010)
	Year Ended	Ended	Through
	December 31,	December 31,	December 31,
	2012	2011	2012

REVENUES AND GAINS
Revenues from sale of oil and gas	$101,556	$-	$101,556

OPERATING EXPENSES:
Leasehold operating and workover expense	799,386	-	799,386
General and administrative	817,872	40,490	879,399
Professional fees	1,273,430	-	1,273,430
Depreciation, depletion and amortization expense	97,484	-	97,484

Total operating expenses	2,988,172	40,490	3,049,699

LOSS FROM OPERATIONS	(2,886,616)	(40,490)	(2,948,143)

OTHER INCOME AND EXPENSE
Interest income	-	-	-
Interest expense	(567,841)	(145)	(567,986)
Total other expense	(567,841)	(145)	(567,986)

NET LOSS	(3,454,457)	(40,635)	(3,516,129)

PREFERRED DIVIDENDS	144,375	-	144,375

NET LOSS TO COMMON STOCKHOLDERS	$(3,598,832)	$(40,635)	$(3,660,504)

Basic and diluted loss per common share	$(0.08)	$(0.00)	$(0.04)

Basic and diluted weighted average common shares outstanding	47,414,763	95,250,000	88,160,665

See accompanying notes to the Consolidated Financial Statements.

RIO BRAVO OIL, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Predecessor Business
	Period from 1/1/2012 through February 14,	Year Ended December 31,
	2012	2011

REVENUES AND GAINS
Revenues from sale of oil and gas	$-	$-

OPERATING EXPENSES:
Leasehold operating and workover expense	-	62,801
General and administrative	108,972	263,737
General and administrative – related party	-	70,000
Professional fees	54,649	-
Impairment	-	(31,497)
Depreciation expense	3,311	58,864
Total operating expenses	166,932	423,905

LOSS FROM OPERATIONS	(166,932)	(423,905)

OTHER INCOME AND EXPENSE
Interest income – related party	-	8,632
Interest expense	-	(34,796)
Total other income	-	(26,164)

NET LOSS	(166,932)	(450,069)

PREFERRED DIVIDENDS	-	-

NET LOSS TO COMMON STOCKHOLDERS	$(166,932)	$(450,069)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	95,264,795	95,250,000

See accompanying notes to the Consolidated Financial Statements.

RIO BRAVO OIL, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor
			From
			Inception
		Three Months	( June 9, 2010)
	Year Ended	Ended	through
	December 31,	December 31,	December 31,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITES
Net loss	$(3,454,457)	$(40,635)	$(3,516,129)
Adjustments to reconcile net loss to cash used in operations
Depreciation, depletion and amortization	97,484	-	97,484
Non cash interest expense	304,630	145	304,775
Stock based compensation	119,650	-	119,650
Changes in assets and liabilities
Prepaid expenses	(2,158)	2,527	(3,010)
Accounts payable	(271,409)	-	(271,409)
Accrued expenses	294,419	8,047	303,216

NET CASH USED BY OPERATIONS	(2,911,841)	(29,916)	(2,965,423)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures for oil and gas property	(1,631,081)	-	(1,631,081)
Cash paid to acquire Pan American Oil Company, LLC, net of cash acquired	(495,656)	-	(495,656)
Cash paid to acquire leasehold interests from Eagle Ford Oil Co	(1,094,193)	-	(1,094,193)

CASH FLOW USED IN INVESTING ACTIVITIES	(3,220,930)	-	(3,220,930)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stockholder loan	-	200,000	200,000
Repayment of stockholder loan	(200,000)	-	(200,000)
Proceeds from debt issuance	5,188,704	-	5,188,704
Proceeds from director loan	-	2,383	3,332
Loan fees paid	(360,000)		(360,000)
Loan repayments	(206,943)	-	(206,943)
Repayments of bridge loans	(1,550,000)		(1,550,000)
Proceeds from sale of common stock and warrants net of offering costs paid	2,615,248	-	2,637,998
Proceeds from Series C preferred stock offering	492,000	-	492,000

CASH PROVIDED BY FINANCING ACTIVITIES	5,979,009	202,383	6,205,091

Increase (decrease) in cash and cash equivalents	(153,762)	172,467	18,738
Cash and cash equivalents, beginning of year	172,500	33	-
Cash and cash equivalents, end of year	18,738	172,500	18,738

Cash paid for interest	$19,167	$-	$19,167

See accompanying notes to the Consolidated Financial Statements.

RIO BRAVO OIL, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Predecessor Business
	From January 1, 2012 through February 14,	Year Ended December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITES
Net loss	$(166,932)	$(450,069)
Adjustments to reconcile net loss to cash used in operations
Depreciation	3,311	58,864
Non cash interest expense	-	537
General and administrative expenses advanced by related party	-	70,000
Changes in assets and liabilities
Other receivables	-	(8,633)
Prepaid expenses	(12,175)	27,996
Accounts payable	-	68,905
Accrued expenses	-	95,295

NET CASH USED BY OPERATIONS	(175,796)	(137,105)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures for oil and gas property	(30,000)	(300,000)
Cash advanced to Pan American Oil Company, LLC, net of cash acquired	615,250	(1,429,736)
Loans to Eagle Ford Oil Company, Inc.	(409,506)	-

CASH FLOW PROVIDED BY (USED IN) INVESTING ACTIVITIES	175,744	(1,729,736)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stockholder loan	-	17,000
Repayment of stockholder loan	-	-
Proceeds from debt issuance	-	-
Loan fees paid	-	1,855,000
Bridge notes proceeds	245,000	-
Repayment of bridge notes	(200,000)
Proceeds from sale of common stock and warrants net of offering costs paid	-	-
Payment of Series A offering costs	-	-

CASH PROVIDED BY FINANCING ACTIVITIES	45,000	1,872,000

Increase in cash and cash equivalents	44,948	5,159
Cash and cash equivalents, beginning of year	5,159	-
Cash and cash equivalents, end of year	50,107	5,159

Cash paid for interest	$-	$-

See accompanying notes to the Consolidated Financial Statements.

RIO BRAVO OIL, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Preferred Series B		Additional			Total
	Outstanding	Par	Outstanding		Paid-in	Subscription	Accumulated	Stockholders’
	Shares	Value	Shares	Amount	Capital	Receivable	Deficit	Equity

Balance at inception on June 9, 2010	-	$-	-	$-	$-	$-	$-	$-

June 21, 2010
Common shares issued for cash at $0.001	75,000,000	75,000	-	-	-	-	(72,500)	2,500

September 29, 2010
Common shares issued for cash at $0.03	20,250,000	20,250	-	-	-	-	-	20,250
Net loss	-	-	-	-	-	-	(941)	(941)

Balance as of September 30, 2010	95,250,000	95,250	-	-	-	-	(73,441)	21,809

Net loss	-	-	-	-	-	-	(19,346)	(19,346)

Balance as of September 30, 2011	95,250,000	95,250	-	-	-	-	(92,787)	2,463

Net loss	-	-	-	-	-	-	(40,635)	(40,635)

December 31, 2011 Balance	95,250,000	95,250	-	-	-	-	(133,422)	(38,172)

Share cancelation	(66,500,010)	(66,500)	-	-	-	-	66,500	-

Balance after cancelation	28,749,990	28,750			-		(66,922)	(38,172)
Unit offering of common stock and warrants	3,541,667	3,541			2,652,708			2,656,249
Unit offering of common stock and warrants subscribed to					500,000	(500,000)		-

Cancellation of common stock and warrants subscribed to					(500,000)	500,000		-

Unit offering cost					(306,626)			(306,626)

Stock issuable Michael Garnick					750			750

Series B issued - Numa Luling acquisition	-	-	3,250,000	3,250	3,463,417	-		3,466,667

Common stock issued for investor advisor services	100,000	100			85,900			86,000

Warrants – issued for consulting services					33,650			33,650
Beneficial feature of convertible notes					150,000			150,000
Dividends							(144,375)	(144,375)
Net loss							(3,454,457)	(3,454,457)

Balance at December 31, 2012	32,391,657	32,391	3,250,000	3,250	6,079,799	-	(3,665,754)	2,449,686

See accompanying notes to the Consolidated Financial Statements.

RIO BRAVO OIL, INC.

Notes to the Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION AND GOING CONCERN

Nature of Operations and Presentation

These financial statements include the accounts of Rio Bravo Oil, Inc. (the “Company”), formerly Soton Holdings Group, Inc., which was formed on June 9, 2010 in the state of Nevada and its wholly owned subsidiary Pan American Oil Company, LLC. Except where the context otherwise requires, the “Company,” “we,” “our” and “us” refers to Rio Bravo Oil, Inc. and our wholly-owned subsidiary Pan American Oil Company, LLC.

As described in more detail later in this document, the Company acquired Pan American Oil Company, LLC on February 14, 2012. Prior to that acquisition the Company was a shell company with limited or no operations. Under Securities and Exchange Commission (the “SEC”) rules when a registrant succeeds to substantially all of the business (or a separately identifiable line of business) of another entity (or group of entities) and the registrant's own operations before the succession appear insignificant relative to the operations assumed or acquired - the registrant is required to present financial information for the acquired entity (the “predecessor”) for all comparable periods prior to the date of acquisition being presented before the succession.

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

Going Concern

The Company has incurred significant operating losses since its inception and has an accumulated deficit at December 31, 2012 of $3,665,754. In addition, as of December 31, 2012, the Company had a working capital deficit of $3.8 million and is currently unable to satisfy it’s debt obligations when they come due. Management expects that significant on-going operating and drilling expenditures will be necessary to successfully implement the Company’s drilling plans. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. Implementation of the Company’s plans and its ability to continue as a going concern depend upon its securing substantial additional financing.

The Company has only enough cash to operate into May 2013 and at the time of these financial statements, the production levels for the #4H and #3 tiller wells are currently unknown as they are undergoing flow testing. Management’s plans include efforts to obtain additional capital, although no assurances can be given about the Company’s ability to obtain such capital. If the Company is unable to obtain adequate additional financing or generate additional hydrocarbon production, it will be unable to continue its drilling plans and other activities and may be forced to cease operations. The consolidated financial statements presented herein do not include any adjustments that might result from the outcome of this uncertainty.

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

RIO BRAVO OIL, INC.

Notes to the Consolidated Financial Statements

Immediately prior to the merger with the Company, Pan Am consummated an acquisition of oil and gas leasehold interests in the Edwards formation from Rio Bravo Oil, LLC (“Rio LLC”), a company with common ownership and control with Pan Am. The purchase price of the leasehold interests was $1.6 million which consisted of approximately $966,000 of cash and payment of expenses on behalf of Rio LLC, a payable to Rio LLC of approximately $120,000 (of which $113,000 was paid in 2012) and assumption of a payable to the operator of the Edwards formation leaseholds of approximately $364,000. Because the two companies were under common control, the acquisition of these assets were reflected at their historical basis of Rio LLC by Pan Am, with the excess consideration being treated as a distribution to a member of Rio LLC as reflected under the Predecessor Business caption on the balance sheet presented in this document. As a result of application of the purchase method of accounting, which is based on the amount of consideration paid, these same assets are reflected using a stepped up basis in the Company’s balance sheet. Thus the Company’s financial statements from the periods prior to the transaction date are not directly comparable to the financial statements for periods subsequent to the transaction date.

Under the purchase method of accounting, the Company assets acquired and liabilities assumed are recorded at their respective fair values as of the transaction date. In connection with the merger, the consideration paid, and the assets acquired and liabilities assumed, recorded at fair value on the date of acquisition, are summarized in the following tables:

In thousands
Net assets acquired
Cash	$50
Prepaids	22
Proved oil and gas property	7,370
Furniture, fixtures and equipment	292
Other receivables	948
$8,682

Liabilities
Accounts payable & accrued expenses	$415
Loans payable	87
Bridge notes payable	1,900
Other liabilities	770
Asset retirement obligations	10
$3,182

Net identifiable assets/consideration paid	$5,500

Initial accounting for the acquisition was incomplete and provisional amounts were recorded in the initial interim periods after the acquisition. The amounts in the table above reflect updated information. The changes subsequent to the provisional information were a reduction of prepaid expenses of $150,000 and a corresponding reduction in accounts payable of $150,000.

Unaudited Pro Forma Statements of Operations Data

The following unaudited pro forma statement of operations data presents the combined results of the Company as if its acquisition of Pan Am had occurred on January 1, 2011.

RIO BRAVO OIL, INC.

Notes to the Consolidated Financial Statements

The unaudited pro forma information is based on various assumptions and presented for comparative purposes only and is not necessarily indicative of the results of operations that actually would have been achieved if the acquisition had taken place at the beginning of 2011.

	Year Ended December 31,
	2012	2011

Pro forma net sales	$101,556	$-
Pro forma net loss to common stockholders	$(3,765,764)	$(490,704)
Pro forma basic and diluted loss per share	$(0.08)	$(0.01)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements included herewith include the accounts of the Company and its wholly-owned subsidiary. All significant inter-company balances and transactions have been eliminated in consolidation.

Cash and cash equivalents

The Company considers all highly liquid instruments with original maturity of less than 90 days to be cash equivalents.

Exploration Stage Enterprise

The Company has been devoting most of its efforts to exploring for and developing its oil and gas assets and, consequently, meets the definition of An Exploration Stage Enterprise, under the Accounting Standards Codification “Accounting and Reporting for Development Stage Enterprises.” Certain additional financial information is required to be included in the financial statements for the period from inception of the Company to the current balance sheet date.

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

RIO BRAVO OIL, INC.

Notes to the Consolidated Financial Statements

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

RIO BRAVO OIL, INC.

Notes to the Consolidated Financial Statements

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

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the bases of certain assets and liabilities for financial and tax reporting. The deferred taxes represent the future tax return consequences of those differences, which will either be deductible or taxable when the assets and liabilities are recovered or settled. Valuation allowances are provided against deferred tax assets if it is more likely than not that the deferred asset will not be realized.

The Company follows the guidance of FASC 740 Income Taxes, Accounting for Uncertainty in Income Taxes, which prescribes a comprehensive model for how a company should measure, recognize, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on income tax returns.

The Company recognizes the tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination. The tax benefits recognized in the financial statements from such positions are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of December 31, 2012 and 2011, the Company has not taken any uncertain tax positions.

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

The significant assumptions used to develop the expected liability during the period are as follows:

Average cost to remediate individual well sites: $4,000 to $7,000 (net to our interest)

Average gross salvage value expected from individual well sites remediated: $0 (net)

Expected inflation rate for oil field service costs: 5%

Risk weighted cost of credit: 8%

Average time to abandonment: 20 years

RIO BRAVO OIL, INC.

Notes to the Consolidated Financial Statements

Actual retirement costs will be recorded against the obligation when incurred. Any difference between the recorded asset retirement obligation and the actual retirement costs incurred is recorded as a gain or loss in the settlement period.

Beginning balance, December 31, 2011	$-
Liabilities incurred	2,354,436
Liabilities Settled	-
Accretion expense	130,571
Balance at December 31, 2012	$2,485,007

Concentrations

Upon acquisition of oil and gas field interests, the Company also became a party to joint operating agreements (“JOA’s”) that define the rights and responsibilities third party operators and passive interest holders. Under the JOA, the third party operator is responsible for acquiring customers to sell the oil and gas produced and to either performing or contracting out to other third parties to perform services necessary to continue and maintain undeveloped acreage. Currently all of the Company’s leasehold interests have as their third party operator Eagle Ford Oil Co. Inc. which is controlled by the former managing member of both Pan Am Oil Co., LLC and Rio Bravo Oil, LLC.

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

Fair Value

As defined in authoritative guidance, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (“exit price”). To estimate fair value, the Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable.

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

RIO BRAVO OIL, INC.

Notes to the Consolidated Financial Statements

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

	Fair Value	Level 1	Level 2	Level 3

Asset retirement obligation	2,485,007	-	-	2,485,007

Net Loss Per Share

Basic loss per share is calculated based on the weighted-average number of outstanding common shares. Diluted loss per share is calculated based on the weighted-average number of outstanding common shares plus the effect of dilutive potential common shares, using the treasury stock method. The Company’s calculation of diluted net loss per share excludes potential common shares as of December 31, 2012 and 2011 as the effect would be anti-dilutive (i.e. would reduce the loss per share). At December 31, 2012, warrants and preferred stock that were convertible into 12,639,453 shares of common stock were not included in the net loss per share calculation.

In accordance with SEC Accounting Series Release 280, the Company computes its income or loss applicable to common stock holders by subtracting dividends on preferred stock, including undeclared or unpaid dividends if cumulative, from it reported net loss and reports the same on the face of its statement of operations.

Recent Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards ASU 2011-05 to amend the guidance on the presentation of comprehensive income in ASC 220. ASU 2011-05 requires companies to present a single statement of comprehensive income or two separate but consecutive statements, a statement of operations and a statement of comprehensive income. ASU 2011-05 eliminates the alternative to present comprehensive income within the statement of equity. ASU 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The ASU should be applied retrospectively and is effective for annual periods beginning after December 15, 2011.  In December 2011, the FASB issued ASU 2011-12, which deferred the changes in ASU 2011-05 that relate to the presentation of reclassifications out of accumulated other comprehensive income.  We do not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements.

RIO BRAVO OIL, INC.

Notes to the Consolidated Financial Statements

NOTE 4 – ACQUISITION OF LEASEHOLD INTERESTS FROM NUMA LULING, LLC AND EAGLE FORD OIL CO, INC.

In June 2012, the Company completed the acquisition of all of the leasehold interests held by Numa Luling, LLC (“Numa”). The purchase price of the leasehold interests acquired from Numa was 3,250,000 shares of Series B Preferred stock (see Note 8) plus the assumption of certain liabilities of Numa. The stock was valued at its then fair value upon issuance at $3,466,667. The acquisition of Numa increased the Company’s ownership interest in the Edwards formation leaseholds covering approximately 4,500 acres gross (2,143 net) in Texas. The Company acquired an approximate 25% working interest and approximate 18.75% net revenue interest (after pay out) in the Edwards formation leaseholds in Caldwell and Guadeloupe counties in Texas. The results of operation of Numa are included herein starting on June 1, 2012.

In May 2012, the Company completed the acquisition of 80% of the leasehold interests and approximately 500 wells held by Eagle Ford Oil Co, Inc. (“Eagle Ford”). The purchase price of the leasehold interests and wells acquired was approximately $2 million in cash plus a note for $225,000 plus the assumption of certain liabilities. Prior to the acquisition, Pan Am advanced Eagle Ford approximately $906,000 which was deducted from the $2 million cash payment required to be made to Eagle Ford. The Company assumed Eagle Ford’s liabilities to the previous leaseholders, the bankruptcy estate of Caltex Swabbing Co. Those liabilities were primarily $295,000 of the original upfront cash purchase price paid that was still owing to the bankruptcy estate and “Option B” liability that requires the Company to pay to the bankruptcy estate $5,000 per well drilled for the first 200 wells and in the event that 200 wells are not drilled on or before March 16, 2016, the difference between $1 million and the amount paid per well becomes immediately due. In 2012, the Company paid $171,798 of the $295,000 assumed liability. The Company recorded the fair value amount of the debt at the time of acquisition in the amount of $726,921 using an 8% risk free rate. As of December 31, 2012 the amount of the debt was $771,717. The Company acquired 80% working interest and approximate 60% net revenue interest in the same acreage as the Edwards formation, but for all depths below and above the Edwards formation. Eagle Ford retained the third party operating rights to the Fields and also has 20% of its interest carried by the Company for all drilling and swabbing operations. The swabbing operation currently holds production for the entire leasehold. The results of operation for Eagle Ford are included herein starting on April 1, 2012.

Under the purchase method of accounting, the Company assets acquired and liabilities assumed are recorded at their respective fair values as of the transaction date. In connection with the merger, the consideration paid, and the assets acquired and liabilities assumed, recorded at fair value on the date of acquisition, are summarized in the following tables:

In thousands
Net assets acquired
Cash	$-
Prepaids	182
Proved oil and gas property	8,500
Furniture, fixtures and equipment	376
$9,058

Liabilities
Accounts payable and accrued expenses	$-
Loans payable	295
Other liabilities	727
Asset retirement obligations	2,345
$3,367

Net identifiable assets/consideration paid	$5,691

Initial accounting for the acquisition was incomplete and provisional amounts were recorded in the initial interim periods after the acquisition. The amounts in the table above reflect updated information. The changes subsequent to the provisional information were a reduction of prepaid expenses of $17,000 and a corresponding increase in proved oil and gas property of $17,000.

Unaudited Pro Forma Statements of Operations Data

The following unaudited pro forma statement of operations data presents the combined results of the Company as if its acquisition of Numa and EF had occurred on January 1, 2011.

RIO BRAVO OIL, INC.

Notes to the Consolidated Financial Statements

The unaudited pro forma information is based on various assumptions and presented for comparative purposes only and is not necessarily indicative of the results of operations that actually would have been achieved if the acquisition had taken place at the beginning of 2011.

	Year Ended December 31,
	2012	2011

Pro forma net sales	$-	$113,914
Pro forma net loss to common stockholders	$(3,772,266)	$(349,719)
Pro forma basic and diluted loss per share	$(0.08)	$(0.00)

NOTE 5 - OIL AND GAS PROPERTIES

Oil and gas properties consisted of the following as of December 31:

	2012	2011

Proved properties	$17,741,096	$-
Unproved properties	-	-
	17,741,096	-
Accumulated depletion, depreciation and impairment	(24,377)	-
	$17,716,719	$-

In 2012, the third party operator for the Company’s leasehold interests commenced several drilling and work-over programs targeting three different depths within the Buda and Edwards formations. The first program started by the third party operator was an attempt to test for recompleting the wells drilled in the 2010 drilling program that were all dry holes that were acquired by the Company with their purchase of Pan American Oil Co, LLC and Numa Luling, LLC (see Notes 2 and 4). During 2012 the Company began recomplete work on the #1H and the #3H wells. As of December 31, 2012, the Company had incurred drilling costs of approximately $232,000 in regards to this first program. The #1H well is still being tested, while the #3H well will go into production after proper pump size has been determined. The Company expects to be able to report production test results in the second quarter of 2013. The second program started was a small work-over program covering 4 previously inactive wells in the Austin chalk formation that were acquired in the purchase of the leasehold interest acquired from Eagle Ford Oil Co. Inc. (see Note 4). During 2012 the Company incurred work-over costs of approximately $98,000.

The third drilling program was the drilling of a new horizontal well nearby to the wells drilled in the 2010 drilling program noted above, the Tiller #4H well. The Company incurred drilling costs of approximately $1.38 million for this well, which was undergoing testing as of December 31, 2012. As of the date of these financial statements the well was undergoing flow testing and the Company expects to be able to report production test results in the second quarter of 2013.

Depletion expense amounted to $24,377 and $0 for the year ended December 31, 2012 and 2011, respectively.

RIO BRAVO OIL, INC.

Notes to the Consolidated Financial Statements

NOTE 6 - FURNITURE, FIXTURES AND EQUIPMENT

Furniture, fixtures and equipment consisted of the following as of December 31:

	2012	2011

Salvaged equipment from Luling Edwards exploration	$668,346	$-
Accumulated depreciation	(73,107)	-
	$595,239	$-

In 2011 Pan Am and Numa salvaged certain equipment from its failed first drilling program for use in future drilling programs. That equipment will be transferred to oil and gas properties cost pool upon completion of a successful drilling program such that the equipment can be utilized. Costs transferred to oil and gas properties will at that time stop being depreciated and will then be subject to amortization from the cost pool through depletion.

Depreciation expense for the year ended December 31, 2012 was $73,107. There was no depreciation expense for the prior period ended December 31, 2011. For the predecessor company, depreciation expense amounted to approximately $3,000 for the period from January 1, 2012 through February 14, 2012 and zero for the year ended December 31, 2011.

NOTE 7 - NOTES AND ADVANCES PAYABLE

On December 22, 2011, the Company issued an unsecured promissory note in the amount of $200,000 to Michael J. Garnick, a stockholder. The promissory note accrued interest at 10% per annum and was due on February 15, 2012.  As a condition for issuing the promissory note, the Company was obligated to issue 90,000 shares of its common stock to Michael J. Garnick. The relative fair value of the 90,000 shares of $750 was recognized as a discount to the debt. The debt discount is accreted to interest expense over the term of the promissory note. The note was repaid in full in March 2012.

In connection with the acquisition of Pan Am the Company acquired certain advances payable and short term bridge notes in the principal amount of $1,900,000 from two unaffiliated entities. Of the $1,900,000 borrowed, $600,000 was evidenced by an unsecured promissory note, had an interest rate of 10% per annum and was repaid March 2012. The remaining $1,300,000 borrowed was evidenced by a series of loan agreements all with essentially the same terms; interest at the rate of 6% per annum, unsecured, and due on the earlier of December 31, 2012 or upon demand. As of December 31, 2012, $350,000 was due on this loan. The Company is currently in negotiations with the lender to extend the maturity date of the loan and expects to complete the extension in the second quarter of 2013.

In addition, in 2011 Pan Am was advanced approximately $90,000 by a then related party. The advance is non-interest bearing, is unsecured and due on demand and as of December 31, 2012 the balance the Company owed is $90,704.

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

RIO BRAVO OIL, INC.

Notes to the Consolidated Financial Statements

In connection with the $2.5 million notes noted above, the Company paid a 10% fee to and unrelated third party who helped facilitate the transaction. The fee is being amortized on a straight line basis over the life of the loans. Through December 31, 2012 the Company amortized approximately $73,529 to interest expense. At December 31, 2012, the balance the Company owed was $2.5 million.

On April 30, 2012, the Company received gross proceeds of $750,000 from the sale of a promissory note that matures on April 30, 2017, is unsecured and bears interest at the rate of 3% per annum. The note contains conversion privileges such that the holder may convert at any time into common stock of the Company at a conversion rate of $0.75 per share. The conversion feature includes standard anti-dilution provisions. The Company recorded a discount of $150,000 as a result of the beneficial conversion feature, and amortized approximately $13,829 of the discount through December 31, 2012. The balance owed at December 31, 2012 was $750,000.

On May 21, 2012, the Company received gross proceeds of $300,000 from the sale of a promissory note that originally matured on the earlier of December 31, 2012 or upon the Company raising $1,500,000 in debt or equity after the sale of the note, bears interest at the rate of 6% per annum and is unsecured. On December 24, 2012, the maturity date of the note was extended until March 31, 2013. The Company is still in negotiations with the lender to extend that maturity date and expects to complete extension in the second quarter of 2013. In combination with the $750,000 note described above, the Company paid fees totaling $110,000 to acquire these loans. Since the original loans both had maturity dates of December 31, 2012, the entire fee was amortized to interest expense during 2012. The amount owed at December 31, 2012 was $300,000.

In October 2012 through December 2012 the Company received gross proceeds of $ 1,635,000 from the sale of promissory notes that mature on the earlier of December 31, 2013 or upon the Company raising $1,500,000 in debt or equity after the sale of the notes. The notes bear interest at the rate of 6% per annum and are unsecured. The amount owed at December 31, 2012 was $1,635,000.

On May 25, 2012 the Company issued a note as part of the purchase price to acquire the 80% interest in the Eagle Ford Oil Co., Inc. oil and gas leaseholds (see Note 4) in the amount of $225,000 that matured on December 31, 2012, was unsecured and bears interest at the rate 5% per annum. As of December 31, 2012 the unpaid balance of the loan was $190,000. The Company is currently in negotiations with the lender to extend the maturity date of the loan and expects to complete the extension in the second quarter of 2013.

NOTE 8 - PREFERRED STOCK

Series A

In connection with the acquisition of Pan Am, the Company issued 5,500,000 shares of Series A preferred stock as partial consideration for the purchase. The Series A preferred stock had an initial issue price of $1 per share and accrues a dividend quarterly to each holder at the rate of 3% per annum based on the original issue price, payable quarterly in cash or in kind. Series A preferred holders are required to have received all dividends before any dividend on common stock may be issued. The Series A preferred ranks senior to common stock in the event of a liquidation or winding up of the Company. The Series A preferred may be converted in whole or in part at any time at the option of the holder at the rate of 1 common share for each Series A Preferred, subject to adjustments as defined in the Series A certificate of designation. In addition, should the common stock of the Company trade in any over the counter market above $1.75 per share for a period of at least 30 consecutive trading days, the Company have an initial public offering of any class of securities in which gross proceeds are in excess of $50 million or consummate a merger in which the existing Company shareholders obtain less than 50% of the voting control of the combined entity, then the Series A preferred will automatically convert into the number of shares of common stock as the then conversion rate indicates. In the event that holders elect not to convert their Series A preferred or no automatic conversion is triggered, on January 31, 2019, the Series A preferred will become mandatorily redeemable for cash at its original issue price plus any unpaid dividends accrued as of that date. On the date of issuance, the Company determined that no beneficial conversion feature was present. As of December 31, 2012 the Company accrued $144,375 of Series A dividends.

RIO BRAVO OIL, INC.

Notes to the Consolidated Financial Statements

In March 2012, the Company commenced a separate offering of up to 10 million shares of Series A preferred stock in a private placement. As of December 31, 2012, no funds had yet been raised under the offering.

Series B

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

Series C

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

RIO BRAVO OIL, INC.

Notes to the Consolidated Financial Statements

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

NOTE 9 - COMMON STOCK

On December 16, 2011, the Company filed a Preliminary Information Statement on Schedule 14-C disclosing that the holder of a majority of the Company’s common stock voted to (i) approve an amendment to the Company’s Articles of Incorporation to (a) change the name of the Company from Soton Holdings Group, Inc. to “Rio Bravo Oil, Inc.”, (b) increase the authorized common stock from 75,000,000 shares, par value $0.001, to 120,000,000 shares, par value $0.001, and (c) create a class of preferred stock, consisting of 30,000,000 shares, par value $0.001, the rights, privileges, and preferences of which may be set by the Company’s Board of Directors without further shareholder approval; and (ii) grant the Board of Directors the authority to amend the Company’s Articles of Incorporation in the future for the purpose of effectuating a forward stock split at a ratio between 2-for-1 and 30-for-1 without further approval by the shareholders.  These actions were approved by the holder of a majority of the Company’s voting securities. The name change, increase in authorized common stock and authorized preferred stock took effect with the Secretary of State for the State of Nevada on January 19, 2012, with the name change to Rio Bravo Oil, Inc. recognized by FINRA and the OTC Bulletin Board effective January 26, 2012. The forward stock split became effective as of February 15, 2012. All share amounts have been restated for the forwards stock split since inception.

RIO BRAVO OIL, INC.

Notes to the Consolidated Financial Statements

Beginning in February 2012, in connection with the acquisition of Pan Am, the Company commenced a private placement offering of up to a maximum of 6,000,000 units, with each unit consisting of 1 share of common stock and 1 warrant to acquire 1 share of common stock of the Company, with an offering price of $0.75 per unit. The warrants have an exercise price of $1.50 per share and an exercise period of 3 years from the date of issuance. As part of the offering, the Company agreed to pay commissions of 10% of the gross funds raised. As of December 31, 2012, the Company had raised gross funds of approximately $2,656,250 and had accrued commission payable of approximately $265,000, included in accrued expenses. In addition, the Company had one signed private placement commitment of $500,000 for 666,666 units which was subsequently cancelled. In connection with the offering the Company incurred certain professional fee costs of approximately $41,000, which has been offset against the proceeds received in additional paid in capital.

On March 28, 2012, the Company’s majority investor cancelled 66,500,000 shares of common stock in return for no consideration.

In May 2012 the Board of Directors adopted a stock compensation plan. The plan allows the Company to issue shares of common stock, options to purchase common stock or stock appreciation rights to employees, directors and consultants employed by the Company. The number of shares of common stock issuable under the plan is determined each January 1, such that the plan may issue shares of common stock or instruments to acquire common stock of the Company up to 15% of the then outstanding common stock of the Company. No awards were granted or outstanding during the period ending December 31, 2012.

In July 2012, the Company issued 100,000 shares of its common stock as compensation for investor relations services. The stock was valued at its trading price of $0.86 per share on the date of the agreement.

Warrants

The Company issued a warrant to purchase 500,000 shares of the Company’s common stock to a consultant for services rendered in 2012. The exercise price of the warrant is $1.50 and expire in three years. The warrant was valued using a Black Scholes model based on a fair value of the stock of $.99 per share, a volatility of 28.20 and a risk free rate of .005%. The amount of the consulting expense recorded was $33,650.

NOTE 10 – INCOME TAXES

The provision for income taxes consists of the following for the years ended December 31:

	2012	2011
Federal	$-	$-
State and local	-	-
Foreign	-	-

Total income tax expense	$-	$-

	2012	2011
Current	$-	$-
Deferred	-	-

Total Income Tax Expense	$-	$-

For the year ended December 31, 2012 and the three months ended December 31, 2011, the provision for income taxes differs from the expected tax provision computed by applying the U.S. federal statutory rate to income before taxes as a result of the following:

RIO BRAVO OIL, INC.

Notes to the Consolidated Financial Statements

	2012	2011

Statutory U.S. federal rate	35%	35%
Permanent differences	0%	0%
Valuation allowance	35%	35%
Provision for income tax expense (benefit)	0%	0%

The significant components of the Company’s deferred tax assets and liabilities are as follows:

	2012	2011

Deferred Tax Assets:
Net Operating Loss Carryforwards	$1,204,000	$7,000

Total Deferred Tax Assets	1,204,000	7,000
Deferred Tax Liabilities:	-	-
Total Deferred Tax Liabilities	-	-
Net Deferred Tax Asset	1,204,000	7,000
Valuation Allowance	(1,204,000)	(7,000)
Net Deferred Tax Asset	$-	$-

At December 31, 2012 and 2011, the Company had expected net operating loss carry forwards for U.S. federal income tax of approximately $3,440,000 and $60,000, which will begin to expire in 2031 and 2030, respectively.

The Company continually assesses both positive and negative evidence to determine whether it is more likely than not that deferred tax assets can be realized prior to their expiration. Management monitors Company-specific, industry and worldwide economic factors and assesses the likelihood that the Company’s NOL’s and other deferred tax attributes in the United States, state and local tax jurisdictions will be utilized prior to their expiration. The Company establishes a valuation allowance to reduce any net deferred tax assets for which it is determined that it is more likely than not that some portion of the net deferred tax asset will not be realized. At December 31, 2012, the Company had a valuation allowance of $1,204,000 related to its net deferred tax assets.

For financial reporting purposes, the entire amount of deferred tax assets related principally to the net operating loss carry forwards has been offset by a valuation allowance due to uncertainty regarding the realization of the assets. The valuation allowance increased by approximately $1.197 million and $7,000 for the years ended December 31, 2012 and 2011, respectively.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

General

There have been significant changes in the U.S. economy, oil and gas prices and the finance industry which have adversely affected and may continue to adversely affect the Company in its attempt to obtain financing or in its process to produce commercially feasible gas exploration or production.

RIO BRAVO OIL, INC.

Notes to the Consolidated Financial Statements

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

NOTE 12 - NON CASH DISCLOSURES NOT MADE ELSEWHERE

No amounts were paid for income taxes in the periods presented in these financial statements.

RIO BRAVO OIL, INC.

Notes to the Consolidated Financial Statements

NOTE 13 – SUBSEQUENT EVENTS

On January 16, 2013, the Company received gross proceeds of $150,000 and issued a promissory note to DIT Equity Holdings, LLC in the same amount. The note bears interest at the rate of 6% per annum, is unsecured and is due on the earlier of 1 year from the date of issuance of the note or when the Company raises gross proceeds of $1.5 million in a debt or equity offering. The note was repaid in full on January 29, 2013.

On January 25, 2013, the Company received gross proceeds of $40,000 and issued a promissory note to DIT Equity Holdings, LLC in the same amount. The note bears interest at the rate of 6% per annum, is unsecured and is due on the earlier of February 3, 2014 or when the Company raises gross proceeds of $1.5 million in a debt or equity offering.

On February 26, 2013, the Company received gross proceeds of $10,000 and issued a promissory note to DIT Equity Holdings, LLC in the same amount. The note bears interest at the rate of 6% per annum, is unsecured and is due on the March 7, 2014 or when the Company raises gross proceeds of $1.5 million in a debt or equity offering.

On February 26, 2013, the Company received gross proceeds of $45,000 and issued a promissory note to DIT Equity Holdings, LLC in the same amount. The note bears interest at the rate of 6% per annum, is unsecured and is due on the March 7, 2014 or when the Company raises gross proceeds of $1.5 million in a debt or equity offering.

On March 20, 2013, the Company received gross proceeds of $65,000 and issued a promissory note to Wiltomo Redemption Foundation in the same amount.  The note bears interest at the rate of 6% per annum, is unsecured and is due on the March 20, 2014.

On April 2, 2013, the Company received gross proceeds of $45,000 and issued a promissory note to Wiltomo Redemption Foundation in the same amount.  The note bears interest at the rate of 6% per annum, is unsecured and is due on the April 2, 2014.

In January 2013, the Company and 0947388 BC Ltd. (“094”) entered into a letter of intent for 094 to farm into the Edwards formation assets acquired through its acquisition of Pan American Oil Company, LLC (see Note 2) and Numa Luling, LLC (see Note 4) and also the 80% interest in certain leasehold interests acquired from Eagle Ford Oil Co., Inc. (see Note 4). The letter of intent specifies that upon completion of the #4H Tiller well currently being completed by the Company, 094 will drill 10 wells within the Edwards formation of which 100% of the costs shall be borne by 094. At the end of the 10 well program, 094 has the option to extend the program for a further 5 wells, borne at the sole cost of 094 or acquire 100% of the Company’s interest in the Edwards formation leasehold interests for $45 million, which price is reduced on a pro rata basis should oil prices drop below $85 per barrel down to a minimum of $30 million. Should 094 decide not to purchase 100% of the Company’s interest in the Edwards formation leasehold interests, then 094 will earn 80% of revenue from those 10 wells drilled by 094 until such time as it has recouped its costs, at which point its revenue interest reverts to 60%. In addition, 094 will also drill 5 wells within the Buda formation at 50% cost to earn 40% before payout and 30% after payout. At completion, 094 has the option to acquire 10% of the interest held by the Company in the Buda formation through payment of $7.5 million to the Company. In the event 094 chooses not pay the final option price it will earn only an after payout 30% interest in the 5 wells drilled by 094. At the time of entering the letter of intent, 094 paid a deposit of $300,000. The Company and 094 are still in negotiations and no agreement has been finalized.

NOTE 14 - SUPPLEMENTAL OIL AND GAS DISCLOSURE (unaudited)

ESTIMATED NET QUANTITIES OF OIL AND GAS RESERVES (unaudited)

RIO BRAVO OIL, INC.

Notes to the Consolidated Financial Statements

Users of this information should be aware that the process of estimating quantities of “proved” and “proved developed” natural gas and crude oil reserves is very complex, requiring significant subjective decisions in the evaluation of all available geological, engineering and economic data for each reservoir. The data for a given reservoir may also change substantially over time as a result of numerous factors including, but not limited to, additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. Consequently, material revisions to existing reserve estimates occur from time to time. Although every reasonable effort is made to ensure that reserve estimates reported represent the most accurate assessments possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statements.

Proved oil and gas reserves are those quantities of natural gas, crude oil and condensate, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations prior to the time at which contacts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the Company must be reasonably certain that it will commence the project within a reasonable time.

Proved developed reserves are proved reserves that can be expected to be recovered through existing wells with existing equipment and under existing economic and operating conditions.

Oil and Gas Reserves

The following tables set forth our net proved oil and gas reserves, including the changes therein, and net proved developed reserves at December 31, 2012.

Net proved Developed and Undeveloped Reserves (thousands of barrels “Mbbl”) of oil:

Oil
(unaudited)
December 31, 2011	-
Purchase of properties	1,176
Revisions of previous estimates	-
Extension, discoveries, other estimates	-
Production	(1)
Disposition of properties	-
December 31, 2012	1,175

Net proved oil and gas reserves consisted of the following at December 31, 2012:

Oil
Volumes
Mbbl
(unaudited)
Proved developed not producing	249
Proved undeveloped	926
Total proven	1,175

RIO BRAVO OIL, INC.

Notes to the Consolidated Financial Statements

Results of operations for oil and gas producing activities for the year ended December 31:

	2012	2011
	(unaudited)	(unaudited)

Revenue	$101,556	$-
Operating expenses (lifting costs and workover expenses)	799,386	-
Depletion and depreciation	24,377	-
Impairment of oil and gas properties	-	-
Operating loss	(722,207)	-
Income tax provision (net of valuation allowance)	-	-
Results of operations for oil and gas properties	$(722,207)	$-

Cost incurred for oil and gas property acquisition, exploration and development for the periods ended December 31:

Activities	2012	2011
	(unaudited)	(unaudited)
	(in thousands)	(in thousands)
Property acquisition
Unproved	$-	$-
Proved	16,024	-
Exploration	-	-
Development	1,717	-

Total costs incurred	$17,741	$-

Capitalized costs relating to oil and gas activities are as follows:

	2012	2011
	(unaudited)	(unaudited)
	(in thousands)	(in thousands)

Proved	$17,741	$-
Unproved	-	-
Total capitalized costs	17,741	-
Accumulated depletion, depreciation and impairment	(24)	-

Net capitalized costs	$17,717	$-
F-27

RIO BRAVO OIL, INC.

Notes to the Consolidated Financial Statements

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES — (unaudited)

The following information has been developed utilizing procedures prescribed by FASC Topic 932 and based on crude oil reserve and production volumes estimated by the Company’s engineering staff. It may be useful for certain comparative purposes, but should not be solely relied upon in evaluating the Company or its performance. Further, information contained in the following table should not be considered as representative of realistic assessments of future cash flows, nor should the Standardized Measure of Discounted Future Net Cash Flows be viewed as representative of the current value of the Company.

The Company believes that the following factors should be taken into account in reviewing the following information: (1) future costs and selling prices will probably differ from those required to be used in these calculations; (2) actual rates of production achieved in future years may vary significantly from the rate of production assumed in the calculations; (3) selection of a 10% discount rate is arbitrary and may not be reasonable as a measure of the relative risk inherent in realizing future net oil and gas revenues; and (4) future net revenues may be subject to different rates of income taxation.

Under the Standardized Measure, future cash inflows were estimated by applying the average first day price for each month during the period adjusted for fixed and determinable escalations to the estimated future production of period-end proven reserves. Future cash inflows were reduced by estimated future development, abandonment and production costs based on period-end costs in order to arrive at net cash flow before tax. Future income tax expenses have been computed by applying period-end statutory tax rates to aggregate future pre-tax net cash flows, reduced by the tax basis of the properties involved and tax carryforwards. Use of a 10% discount rate is required by FASC Topic 932.

Management does not rely solely upon the following information in making investment and operating decisions. Such decisions are based upon a wide range of factors, including estimates of probable as well as proven reserves and varying price and cost assumptions considered more representative of a range of possible economic conditions that may be anticipated.

Standardized measure of discounted future net cash flows relating to proved oil and gas reserves.

The standardized measure of discounted future net cash flows relating to proved oil and gas reserves for the Company is as follows for the periods ended December 31:

	2012	2011
	(in thousands)	(in thousands)
	(unaudited)	(unaudited)

Future cash inflows	$105,600	$-
Less related future:
Production costs	(18,098)	-
Development costs	(18,825)	-
Future net cash flows before income taxes	68,677	-
Future income taxes	(24,037)	-
Future net cash flows	44,640	-
10% annual discount for estimating timing of cash flows	(14,496)	-

Standardized measure of discounted future net cash flows	$30,144	$-

RIO BRAVO OIL, INC.

Notes to the Consolidated Financial Statements

A summary of the changes in the standardized measure of discounted future net cash flows applicable to proved oil and gas reserves is as follows for the periods ended December 31:

	2012	2011
	(in thousands)	(in thousands)
	(unaudited)	(unaudited)
Net changes in sales and transfer prices and in production (lifting) costs related to future production	$-	$-
Changes in estimated future development costs	-	-
Sales and transfers of oil and gas produced during the period	(100)	-
Net change due to extensions, discoveries and improved recovery	30,244	-
Net change due to purchases and sales of minerals in place	-	-
Net change due to revisions in quantity estimates	-	-
Previously estimated development costs incurred during the period	-	-
Accretion of discount	-	-
Other – unspecified	-	-
Net change in income taxes	-	-

Aggregate change in the standardized measure of discounted net cash flows for the year	$30,144	$-

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

(a)      Disclosure Controls and Procedures

We are required to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer) to allow for timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company’s management, including the Company’s President (“President”) (the Company’s principal executive officer) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based upon that evaluation the Company’s President and CFO concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2012 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of December 31, 2012, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective due to material weaknesses that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board was (a) the lack of a functioning audit committee, (b) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements, (c) a lack of expertise with US generally accepted accounting principles and SEC rules and regulations for review of critical accounting areas and disclosures and material non-standard transactions and (d) lack of effective oversight during the financial close process resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.  The aforementioned material weaknesses were identified by our management in connection with the review of our financial statements for the year ended December 31, 2012.

Management believes that the material weakness set forth above did not have an effect on our financial results.  However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors, coupled with not having individuals on staff or retainer with a thorough knowledge of US GAAP and SEC rules and regulations and lack of effective oversight on the financial close process results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only the management's report in this annual report.

(c)      Changes in Internal Controls Over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the last fiscal quarter ending December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

The Company’s management, including the Company’s President and CFO, does not expect that the Company’s internal control over financial reporting will prevent all errors and all fraud.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

ITEM 9B.   OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers and Significant Employees

The following individuals currently serve as our executive officers and directors:

Name	Age	Positions
Thomas D. Bowman	52	President, Chief Executive Officer and Director
Carlos E. Buchanan II	39	Treasurer, Chief Financial Officer and Director
Lynden Rose	52	Secretary and Director

Thomas D. Bowman

Mr. Bowman has been President, Chief Executive Officer and a Director of the Company since February 2012. From March 2005 to May 2009he served as Evaluation Manager for Aspect Abundant Shale LP, a company engaged in developing and drilling unconventional oil and gas projects.  From May 2009 to August 2009 he served as Vice President of Yuma Exploration and Newport Resources Joint Venture, a company engaged in developing oil and gas investments.  From 2009 to September 2010 he served as Exploration Manager of Mantle Oil and Gas, a Company engaged in the development of conventional oil and gas prospects and was further involved in the formation of Trigon to develop unconventional oil and gas prospects.  From September 2010 to present he has served as President and Partner of TDB Oil Corporation, a company which provides exploration and development consulting on unconventional oil and gas prospects.  From February 2010 to August 2011, he served as Vice President of Exploration of TX Oil, Inc., an independent oil and gas company pursuing offshore oil and gas concessions. From May 2010 to present he has served as Vice President of Evaluation, Geology and Geophysics of ZaZa Energy Corporation, aa independent oil and gas company engaged in the development of oil and gas resources in the Eagle Ford shale area.  From June 2010 to present, he has served as Vice President of Exploration, Partner and Investor of Royalty Partners LLC, a royalty purchasing company which purchases oil and gas mineral interests in the US. He earned a B.S. degree from Montana College of Mineral Science and Technology focusing on Geophysics and Geology and is a licensed member of the Texas Board of Geoscientist.

Carlos E. Buchanan II

Mr. Buchanan has been our Treasurer, Chief Financial Officer and a Director of the Company since February 2012. He has served as Chief Executive Officer of Buchanan Ventures, Inc. from 1997 to the present date. The company provides financial consulting to clients in various industries and has investments in energy and real estate developments. Mr. Buchanan has also served as Chief Financial Officer of South Oil, Inc. from November 2005 to December 2011.  The company is an independent oil and gas company with active projects domestically and internationally. From January 2006 to December 2008 he served as Chief Financial Officer of South Barnett Resources, LLC, an oil and gas investment partnership with an position in the Barnett Shale. From May 2007 to June 2008, he served as Chief Operating Officer and Chief Financial Officer of Palo Duro Operating Inc., a wholly owned subsidiary of Palo Duro Energy, Inc. (TSX: PDE.V), an independent oil and gas company with 27% participation in Bankers Petroleum (US)’s investment in the Palo Duro Basin. From January 2010 to December 2011, he served as Chief Financial Officer of TX Oil, Inc., an independent oil and gas company pursuing offshore oil and gas concessions. From November 2011 to February 2012, he served as Chief Financial Officer of Pan American Oil Company, LLC, a special purpose investment vehicle utilized for the aggregation of working interest in the Edwards formation in Luling, Texas area.

Mr. Buchanan received his BBA in Finance and Entrepreneurship at the University of Houston. During his graduate studies he received the coveted Texas Business Hall of Fame Scholarship, and was the Chief Administrator of the Entrepreneur Program, the #1 undergraduate entrepreneur program in the nation ranked by Princeton Review. Mr. Buchanan remains active at the University teaching, mentoring students, developing curriculum, and is the Chairman of the Wolff Alumni Organization.

Lynden Rose

Mr. Rose has been our Secretary and a Director of the Company since February 2012. Mr. Rose is a partner in the law firm of Stanley, Frank & Rose, LLP in Houston. Since 1992, he also has served as counsel to the West Palm Beach law firm The Rose Law Firm. From 2004 until 2007, Mr. Rose was a partner in the law firm of Lynden B. Rose, P.C. and from 2002 until 2004, Mr. Rose was a sole practitioner in the law firm of Lynden B. Rose, Attorney at Law, in Houston. From 1992 until 2000, he was a Partner in the law firm of Wilson Rose & Associates. Since 2003, Mr. Rose also served as President of LM Rose Consulting Group, and since 1991, he has served as President of Rose Sports Management, Inc. Mr. Rose has been a director of Red Mountain Resources, Inc. since February 2011. Mr. Rose is a member of the Oil, Gas and Energy Resources Law Section of the State Bar of Texas. From 1982 until 1984, he was a professional basketball player drafted by the Los Angeles Lakers and played with the Las Vegas Silvers and in Europe. Mr. Rose graduated from the University of Houston and received his Juris Doctorate from the University of Houston.

At the present time, it is estimated that Messrs. Bowman and Buchanan will each devote approximately 5-10 hours of work to the Company’s business and Mr. Rose will spend less than three hours per week to the Company’s business.

There are no family relationships between our officers and directors.  Each director is elected at our annual meeting of stockholders and holds office until the next annual meeting of stockholders, or until his successor is elected and qualified.

Audit Committee and Audit Committee Financial Expert

We do not currently have an audit committee financial expert, nor do we have an audit committee. Our entire board of directors handles the functions that would otherwise be handled by an audit committee. We do not currently have the capital resources to pay director fees to a qualified independent expert who would be willing to serve on our board and who would be willing to act as an audit committee financial expert. As our business expands and as we appoint others to our board of directors we expect that we will seek a qualified independent expert to become a member of our board of directors. Before retaining any such expert our board would make a determination as to whether such person is independent.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Act of 1934 requires the Company's officers and directors, and greater than 10% stockholders, to file reports of ownership and changes in ownership of its securities with the Securities and Exchange Commission. Copies of the reports are required by SEC regulation to be furnished to the Company. Based on management's review of these reports during the fiscal year ended December 31, 2012, all reports required to be filed were filed on a timely basis.

Code of Ethics

Our board of directors has adopted a code of ethics that our officers, directors and any person who may perform similar functions is subject to. The Code of Ethics does not indicate the consequences of a breach of the code. If there is a breach, the board of directors would review the facts and circumstances surrounding the breach and take action that it deems appropriate, which action may include dismissal of the employee who breached the code.

ITEM 11. EXECUTIVE COMPENSATION.

The following is a summary of the compensation we paid for each of the last two years ended December 31, 2012 and 2011, respectively (i) to the persons who acted as our principal executive officer during our fiscal year ended December 31, 2012 and (ii) to the person who acted as our next most highly compensated executive officer other than our principal executive officer who was serving as our executive officer as of the end of our last fiscal year.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards	Option Awards ($)	Non-Equity Incentive Plan	Non-Qualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
Thomas D. Bowman	2012	$166,667	$--	$--	$--	$--	$--	$—	$166,667
(Chief Executive Officer)	2011	$--	$—	$—	$—	$—	$—	$—	$—
Carlos Buchanan II	2012	$125,000	$—	$—	$—	$—	$—	$—	$125,000
(Chief Financial Officer)	2011	$—	$—	$—	$—	$—	$—	$—	$—
Lynden Rose	2012	$—	$—	$—	$—	$—	$—	$—	$—
(Secretary)	2011	$—	$—	$—	$—	$—	$—	$—	$—

Outstanding Equity Awards at Fiscal Year End

None of our executive officers received any equity awards, including, options, restricted stock or other equity incentives, during the fiscal year ended December 31, 2012.

Employment Agreements

Effective as of March 1, 2012, the Company entered into employment agreements with each of Thomas D. Bowman to serve as the Company’s President and Chief Executive Officer at an initial base salary of $200,000 per year and Carlos E. Buchanan II to serve as the Company’s Chief Financial Officer at an initial base salary of $150,000 per year. In all other respects, the employment agreements are identical and provide for the following terms, among others: (a) an initial term of three (3) years; (b) the opportunity for performance bonuses; (c) the potential for stock option grants; (d) participation in all of the Company’s employee benefit plans; (e) certain death benefits and (f) confidentiality and non-competition provisions.

Director Compensation

Compensation for independent directors comprises a $2,500 quarterly payment and issuance of $5,000 value in Company common stock on a quarterly basis.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2012, certain information with respect to the Company’s equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 10% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Class	Name and Address (2)	Nature of Beneficial Ownership	Number of Shares	Percent of Class (1)

Common	Thomas D. Bowman (3)	President, Chief Executive Office
		And Director	1,999,980	6.16%

Common	Carlos E. Buchanan II (3)	Treasurer, Chief Financial Officer
		and Director	1,500,030	4.62%

Common	Lynden Rose(3)	Secretary and Director	-0-	0.00%
Common	All Directors and Officers as a Group (3 persons)		3,500,010	10.78%

Ser A Preferred	Michael Garnick (4)	10% Holder	750,000	13.63%

Ser A Preferred	Pan American Holdings, LLC (5)	10% Holder	4,150,000	75.45%

Ser B Preferred	Numa Luling, LLC (6)	10% Holder	3,250,000	100.00%

Ser C Preferred	Michael Garnick (4)	10% Holder	250,000	50.81%

Ser C Preferred	Quest IRA, Inc. FBO Zai Yuan Zhen (7)	10% Holder	242,000	49.19%

(1)	This table is based upon 32,481,686 shares of Common Stock; 5,500,000 shares of Series A Preferred Stock; 3,250,000 shares of Series B Preferred Stock and 492,000 shares of Series C Preferred Stock issued and outstanding on December 31, 2012. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to the shares. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage of the person holding such options or warrants, but are not deemed outstanding for computing the percentage of any other person.
(2)	Unless indicated otherwise, the address of the shareholder is 5858 Westheimer, Suite 699, Houston, TX 77057
(3) (4) (5) (6) (7)

Indicates an officer and/or director of the Company

Michael Garnick’s address is 1590 Stocton Road, Meadowbrook, PA 19046.

Pan American Holdings, LLC’s address is 5858 Westheimer, Suite 688, Houston, TX 77057; the beneficial owner is Mark K. Bush

Numa Luling, LLC’s address is 815-A Brazos St. Austin, TX 78701; the beneficial owner is Daryl Brown

Quest IRA, Inc. FBO Zai Yuan Zhen's address is Villa Bergumo Ln., Houston, TX 77094. The beneficial owner is Zai Yuan Zhen.

The Company is not aware of any person who owns of record, or is known to own beneficially, five percent or more of the outstanding securities of any class of the issuer, other than as set forth above. There are no classes of stock other than common stock issued or outstanding.

Changes in Control

We do not currently have any arrangements which if consummated may result in a change of control of our Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Transactions

None.

The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities.  If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest.  The Company has not formulated a policy for the resolution of such conflicts.

Director Independence

The Company has no independent directors within the meaning of Nasdaq Marketplace Rule 4200.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

L J Soldinger Associates LLC (“LJSA”) served as our independent registered public accounting firm for the fiscal year ending December 31, 2012, the quarterly transition period ending December 31, 2011 and the fiscal period ending September 31, 2011.

Fees

The following table presents fees for the professional services rendered by LJSA for fiscal years 2012 and 2011, respectively:

Services Performed	2012	2011
Audit Fees(1)	$164,000	$10,000
Audit-Related Fees(2)	140,000	--
Tax Fees(3)	2,000	--
All Other Fees(4)	--	--
Total Fees	$306,000	$10,000

(1)

Audit fees represent fees billed for professional services rendered for the audit of our annual financial statements and review of the financial statements included in our quarterly reports or services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	Audit-related fees represent fees billed for assurance and related services reasonably related to the performance of the audit or review of our financial statements not reported in (1) above, including those incurred in connection with securities registration and/or other issues resulting from that process, audits of multiple years of multiple entities acquired during the year, work in connection with the related Form 8 K Event Reporting and initial review and subsequent audit of the transition period resulting from the change of fiscal year from September 30 to December 31.
(3)	Tax fees represent fees billed for professional services rendered for tax compliance, tax advice and tax planning services.
(4)	All other fees principally would include fees billed for products and services provided by the accountant, other than the services reported under the three captions above.

THE BOARD OF DIRECTORS PRE-APPROVAL POLICIES

We do not have a separate audit committee. Our full board of directors performs the functions of an audit committee. Before an independent auditor is engaged by us to render audit or non-audit services, our board of directors pre-approves the engagement. Board of directors pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by our board of directors regarding our engagement of the independent auditor, provided the policies and procedures are detailed as to the particular service, our board of directors is informed of each service provided, and such policies and procedures do not include delegation of our board of directors' responsibilities under the Exchange Act to our management. Our board of directors may delegate to one or more designated members of our board of directors the authority to grant pre-approvals, provided such approvals are presented to the board of directors at a subsequent meeting. If our board of directors elects to establish pre-approval policies and procedures regarding non-audit services, the board of directors must be informed of each non-audit service provided by the independent auditor. Board of directors pre-approval of non-audit services, other than review and attest services, also will not be required if such services fall within available exceptions established by the SEC. For the fiscal year ended December 31, 2012, 100% of audit-related services, tax services and other services performed by our independent auditors were pre-approved by our board of directors.

Our board has considered whether the services described above under the caption "All Other Fees", which are currently none, is compatible with maintaining the auditor's independence.

The board approved all fees described above.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of this 10-K:

1.  FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

•

The Company financial statements as of and for the year ending December 31, 2012, as of and for the three month transition period ending December 31, 2011, for the period from inception (June 9, 2010) through December 31, 2012, and as of and for the fiscal years ending September 30, 2011. “Predecessor business” financial statements are also included within the Company’s financial statements as of and for the year ending December 31, 2011 and for the period January 1, 2012 through February 14, 2012.

2.  FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

3.  EXHIBITS

The exhibits listed below are filed as part of or incorporated by reference in this report.

Exhibit No.        Identification of Exhibit

31.1. Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2. Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rio Bravo Oil, Inc.
(Registrant)

By
/s/ Thomas D. Bowman

Thomas D. Bowman
Chief Executive Officer and President (Principal Executive Officer)

Date
April 15, 2013

By
/s/ Carlos Buchanan II

Carlos Buchanan II
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Date
April 15, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By
/s/ Thomas D. Bowman

Thomas D. Bowman
Chief Executive Officer, President and Director

Date
April 15, 2013
By
/s/ Carlos Buchanan II

Carlos Buchanan II
Chief Financial Officer, Treasurer and Director

Date
April 15, 2013

By
/s/ Lynden Rose

Lynden Rose Secretary and Director

Date
April 15, 2013

