Form 10-Q
period 2013-03-31
Rio Bravo Oil, Inc.
filed 2013-05-20
CIK 1502774

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal quarter ended                 March 31, 2013

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

There were 32,291,657 shares outstanding of registrant’s common stock, par value $0.001 per share, as of May 1, 2013.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

RIO BRAVO OIL, INC.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	Successor
	March 31,	December 31,
	2013	2012*
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,165	$18,738
Other receivables	3,443	6,747
Prepaid expenses	2,855	25,185
TOTAL CURRENT ASSETS	10,463	50,670
PROPERTY AND EQUIPMENT
Proved oil and gas properties, net of accumulated depletion	17,720,580	17,716,719
Furniture, fixtures and equipment, net of accumulated depreciation	571,368	595,239
	18,291,948	18,311,958
Deferred loan costs, net of amortization	218,578	244,565
TOTAL ASSETS	$18,520,989	$18,607,193

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$759,908	$346,362
Accrued expenses	831,046	749,386
Advances payable – related party	90,704	90,704
Rio Bravo assets purchase payable	6,968	6,968
Eagle Ford asset purchase payable	190,000	190,000
Due to CalTex Bankruptcy Estate	123,202	123,202
Loan from former director	3,332	3,332
Short term notes payable	2,395,000	1,935,000
Bridge notes payable	350,000	350,000
TOTAL CURRENT LIABILITIES	4,750,160	3,794,954
NON CURRENT LIABILITIES
Notes payable	3,113,829	3,113,829
Caltex Bankruptcy Option B Liability	787,254	771,717
Asset retirement obligation	2,534,707	2,485,007
TOTAL LIABILITIES	11,185,950	10,165,507
Commitments and contingencies
REDEEMABLE SERIES A PREFERRED STOCK	5,389,000	5,500,000
REDEEMABLE SERIES C PREFERRED STOCK	492,000	492,000
STOCKHOLDERS’ EQUITY
Series B Preferred Stock, $0.001 par value, 5,000,000. Authorized 3,250,000 issued and outstanding shares as of March 31, 2013 and December 31, 2012	3,250	3,250
Common Stock, $0.001 par value, 120,000,000 Authorized
32,502,657 and 32,291,657 Issued and outstanding shares as of
March 31, 2013 and December 31, 2012, respectively	32,503	32,391
Additional paid-in capital	6,190,688	6,079,799
Stockholders’ deficit accumulated in the exploratory stage	(4,772,402)	(3,665,754)
Stockholders’ Equity	1,454,039	2,449,686
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,520,989	$18,607,193

* Derived from audited information

See accompanying notes to the Condensed Consolidated Financial Statements (unaudited)

RIO BRAVO OIL, INC.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Successor
			From
	Three Months	Three Months	Inception
	Ended	Ended	Through
	March 31,	March 31,	March 31,
	2013	2012	2013

REVENUES
Revenues from sale of oil and gas	$8,712	$-	$110,268

OPERATING EXPENSES
Leasehold operating and workover expense	617,976	-	1,417,362
General and administrative	137,577	174,902	1,016,976
Professional fees	98,968	232,382	1,372,398
Depreciation expense	25,154	3,935	122,638
Total operating expenses	879,675	411,219	3,929,374

LOSS FROM OPERATIONS	(870,963)	(411,219)	(3,819,106)

OTHER INCOME AND EXPENSE
Interest expense	(194,435)	(84,376)	(762,421)
Total other income	(194,435)	(84,376)	(762,421)

NET LOSS	(1,065,398)	(495,595)	(4,581,527)

Preferred dividends	41,250	20,625	185,625

Net loss to common stockholders	$(1,106,648)	$(516,220)	$(4,767,152)

Basic and diluted loss per common share	$(0.03)	$(0.01)	$(0.07)

Basic and diluted weighted average common
shares outstanding	32,465,657	94,805,571	69,698,573

See accompanying notes to the Condensed Consolidated Financial Statements (unaudited)

RIO BRAVO OIL, INC.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Predecessor Business Period from 1/1/2012 through February 14,
2012

REVENUES
Revenues from sale of oil and gas	$-

OPERATING EXPENSES:
Leasehold operating and workover expense	-
General and administrative	108,972
Professional fees	54,649
Impairment of oil & gas interests	-
Depreciation expense	3,311
Total operating expenses	166,932

LOSS FROM OPERATIONS	(166,932)

OTHER INCOME AND EXPENSE
Interest income	-
Interest expense	-
Total other income	-

NET LOSS	(166,932)

Preferred dividends	-

Net loss to common stockholders	$(166,932)

Basic and diluted loss per common share	$(0.00)

Basic and diluted weighted average common shares
outstanding	95,264,795

See accompanying notes to the Condensed Consolidated Financial Statements (unaudited)

RIO BRAVO OIL, INC.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Successor
			From
	Three Months	Three Months	Inception
	Ended	Ended	Through
	March 31,	March 31,	March 31,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITES
Net loss	$(1,065,398)	$(495,595)	$(4,581,527)
Adjustments to reconcile net loss to cash used in
operations
Depreciation, depletion and amortization	25,154	3,937	122,638
Non cash interest expense	91,224	31,250	395,999
Stock based compensation	-	-	119,650
Changes in assets and liabilities
Prepaid expenses	25,635	22,175	22,625
Accounts payable	413,546	(215,426)	142,137
Accrued expenses	40,410	31,104	343,626

Net cash used by operations	(469,429)	(622,555)	(3,434,852)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures for oil and gas property	(5,144)	(30,000)	(1,636,225)
Cash paid to acquire Pan American Oil Company, LLC,
net of cash acquired	-	(565,143)	(495,656)
Cash paid to acquire leasehold interest from Eagle Ford
Oil Company, Inc.	-	(548,000)	(1,094,193)

Cash flow used in investing activities	(5,144)	(1,143,143)	(3,226,074)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stockholder loan			200,000
Repayment of stockholder loan	-	(200,000)	(200,000)
Proceeds from debt issuance	460,000	2,500,000	5,648,704
Proceeds from director loan			3,332
Loan fees paid	-	(250,000)	(360,000)
Loan repayments	-	-	(206,943)
Repayments of bridge notes	-	(1,250,000)	(1,550,000)
Proceeds from sale of common stock and warrants
net of offering costs paid	-	2,615,999	2,637,998
Proceeds from Series C preferred stock offering	-	(40,000)	492,000

Cash provided by financing activities	460,000	3,375,999	6,665,091

Increase (decrease) in cash and cash equivalents	(14,573)	1,610,301	4,165
Cash and cash equivalents, beginning of quarter	18,738	172,500	-

Cash and cash equivalents, end of period	$4,165	$1,782,801	$4,165

Cash paid for interest and taxes	$-	$19,167	$19,167

See accompanying notes to the Condensed Consolidated Financial Statements (unaudited)

RIO BRAVO OIL, INC.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Predecessor Business From January 1, 2012 through February 14,
2012
CASH FLOWS FROM OPERATING ACTIVITES
Net loss	(166,932)
Adjustments to reconcile net loss to cash used in operations
Depreciation	3,311
Changes in assets and liabilities
Prepaid expenses	(12,175)

Net cash used by operations	(175,796)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures for oil and gas property	(30,000)
Cash advanced to Pan American Oil Company, LLC,
net of cash acquired	615,250
Loans to Eagle Ford Oil Company, Inc.	(409,506)

Cash flow used in investing activities	175,744

CASH FLOWS FROM FINANCING ACTIVITIES
Bridge notes proceeds	245,000
Repayment of bridge notes	(200,000)

Cash provided by financing activities	45,000

Increase (decrease) in cash and cash equivalents	44,948
Cash and cash equivalents, beginning of year	5,159

Cash and cash equivalents, end of year	$50,107

Cash paid for interest and taxes	$-

See accompanying notes to the Condensed Consolidated Financial Statements (unaudited)

RIO BRAVO OIL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION AND GOING CONCERN

Nature of Operations and Presentation

These financial statements include the accounts of Rio Bravo Oil, Inc. (the “Company”), formerly Soton Holdings Group, Inc., which was formed on June 9, 2010 in the state of Nevada and its wholly-owned subsidiary Pan American Oil Company, LLC. Except where the context otherwise requires, the “Company,” “we,” “our” and “us” refers to Rio Bravo Oil, Inc. and our wholly-owned subsidiary Pan American Oil Company, LLC.

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

The consolidated condensed financial statements included herein are unaudited. Such consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated. All such adjustments are of a normal recurring nature except for those related to the acquisition of Pan American Oil Company, LLC on February 14, 2012 as described later in this document. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2013 or for any other period. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the interim information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the SEC on April 16, 2013.

Going Concern

The Company has incurred significant operating losses since its inception and has an accumulated deficit at March 31, 2013 of $4,772,402. In addition, as of March 31, 2013, the Company had a working capital deficit of $4.7 million and is currently unable to satisfy its debt obligations when they come due. Management expects that significant on-going operating and drilling expenditures will be necessary to successfully implement the Company’s drilling plans. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. Implementation of the Company’s plans and its ability to continue as a going concern depend upon its securing substantial additional financing.

The Company has only enough cash to operate into June 2013 and at the time of these financial statements, the production levels for the #4H and #3 tiller wells are currently unknown as they are undergoing flow testing. Management’s plans include efforts to obtain additional capital, although no assurances can be given about the Company’s ability to obtain such capital. If the Company is unable to obtain adequate additional financing or generate additional hydrocarbon production, it will be unable to continue its drilling plans and other activities and may be forced to cease operations. The consolidated financial statements presented herein do not include any adjustments that might result from the outcome of this uncertainty.

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

Unaudited Pro Forma Statements of Operations Data

The following unaudited pro forma statement of operations data presents the combined results of the Company as if its acquisition of Pan Am had occurred on January 1, 2012.

The unaudited pro forma information is based on various assumptions and presented for comparative purposes only and is not necessarily indicative of the results of operations that actually would have been achieved if the acquisition had taken place at the beginning of 2012.

Three Months
Ended March 31,
2012

Pro forma net sales	$-
Pro forma net loss to common stockholders	$(683,152)
Pro forma basic and diluted loss per share	$(0.01)

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

Concentrations

Upon acquisition of oil and gas field interests, the Company also became a party to joint operating agreements (“JOA’s”) that define the rights and responsibilities third party operators and passive interest holders. Under the JOA, the third party operator is responsible for acquiring customers to sell the oil and gas produced and to either performing or contracting out to other third parties to perform services necessary to continue and maintain undeveloped acreage. Currently all of the Company’s leasehold interests have as their third party operator Eagle Ford Oil Co. Inc. which is controlled by the former managing member of both Pan American Oil Co., LLC and Rio Bravo Oil, LLC.

Concentrations and Market Risks

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

Net Loss Per Share

Basic loss per share is calculated based on the weighted-average number of outstanding common shares. Diluted loss per share is calculated based on the weighted-average number of outstanding common shares plus the effect of dilutive potential common shares, using the treasury stock method. The Company’s calculation of diluted net loss per share excludes potential common shares as of December 31, 2012 and 2011 as the effect would be anti-dilutive (i.e. would reduce the loss per share). At March 31, 2013, warrants and preferred stock that were convertible into 12,528,453 shares of common stock were not included in the net loss per share calculation.

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

RIO BRAVO OIL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - OIL AND GAS PROPERTIES

Oil and gas properties consisted of the following as of:

	March 31,	December 31,
	2013	2012

Proved properties	$17,746,240	$17,741,096
Unproved properties	-	-
	17,746,240	17,741,096
Accumulated depletion, depreciation and impairment	(25,660)	(24,377)
	$17,720,580	$17,716,719

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

Depletion expense amounted to $1,283 and $0 for the three ended March 31, 2013 and 2012, respectively.

NOTE 6 - FURNITURE, FIXTURES AND EQUIPMENT

Furniture, fixtures and equipment consisted of the following as of:

	March 31,	December 31,
	2013	2012

Salvaged equipment from Luling Edwards exploration	$668,346	$668,346
Accumulated depreciation	(96,978)	(73,107)
	$571,368	$595,239

Depreciation expense was $23,871 and $3,935 for the three months ended March 31, 2013 and 2012, respectively.

RIO BRAVO OIL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - NOTES AND ADVANCES PAYABLE

In connection with the acquisition of Pan Am the Company acquired certain advances payable and short term bridge notes in the principal amount of $1,900,000 from two unaffiliated entities. Of the $1,900,000 borrowed, $600,000 was evidenced by an unsecured promissory note, had an interest rate of 10% per annum and was repaid March 2012. The remaining $1,300,000 borrowed was evidenced by a series of loan agreements all with essentially the same terms; interest at the rate of 6% per annum, unsecured, and due on the earlier of December 31, 2012 or upon demand. As of March 31, 2013, $350,000 was due on this loan. The Company is currently in negotiations with the lender to extend the maturity date of the loan and expects to complete the extension in the second quarter of 2013.

In addition, in 2011 Pan Am was advanced approximately $90,000 by a then related party. The advance is non-interest bearing, is unsecured and due on demand and as of March 31, 2013 the balance the Company owed is $90,704.

On February 24, 2012, the Company received gross proceeds of $2.5 million from the sale of two promissory notes to two unrelated entities. The notes mature on December 31, 2014, bear interest at the rate of 8% per annum, are unsecured and are convertible into up to 2.5 million shares of the Company’s common stock, subject to certain adjustments, at the option of the holders. In addition, should the Company’s common stock trade above $2.50 for a period of 30 or more consecutive trading days, the notes and all accrued and unpaid interest automatically convert into common stock of the Company, at the conversion rate then in effect. The Company determined that at issuance, no beneficial conversion feature was present. As of March 31, 2013, the entire principal amounts of these loans was outstanding.

In connection with the $2.5 million notes noted above, the Company paid a 10% fee to and unrelated third party who helped facilitate the transaction. The fee is being amortized on a straight line basis over the life of the loans. Through March 31, 2013 the Company amortized approximately $95,588 to interest expense.

On April 30, 2012, the Company received gross proceeds of $750,000 from the sale of a promissory note that matures on April 30, 2017, is unsecured and bears interest at the rate of 3% per annum. The note contains conversion privileges such that the holder may convert at any time into common stock of the Company at a conversion rate of $0.75 per share. The conversion feature includes standard anti-dilution provisions. The Company recorded a discount of $150,000 as a result of the beneficial conversion feature, and amortized approximately $13,829 of the discount through March 31, 2013. The balance owed at March 31, 2013 was $750,000 although the amount reflected in the balance sheet is $613,829 due to debt discount which is offset against it and being amortized off.

In combination with the $750,000 note described above, the Company paid fees totaling $110,000 to acquire these loans. The fee amortized to interest expense through March 31, 2013 was $45,834. The amount owed at December 31, 2012 and March 31, 2013 was $300,000.

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

In October 2012 through December 2012 the Company received gross proceeds of $ 1,635,000 from the sale of promissory notes that mature on the earlier of December 31, 2013 or upon the Company raising $1,500,000 in debt or equity after the sale of the notes. The notes bear interest at the rate of 6% per annum and are unsecured. The amount owed at December 31, 2012 and March 31, 2013 was $1,635,000.

On May 25, 2012 the Company issued a note as part of the purchase price to acquire the 80% interest in the Eagle Ford Oil Co., Inc. oil and gas leaseholds (see Note 4) in the amount of $225,000 that matured on December 31, 2012, was unsecured and bears interest at the rate 5% per annum. As of December 31, 2012 and March 31, 2013 the unpaid balance of the loan was $190,000. The Company is currently in negotiations with the lender to extend the maturity date of the loan and expects to complete the extension in the second quarter of 2013.

RIO BRAVO OIL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On March 20, 2013, the Company received gross proceeds of $65,000 and issued a promissory note to Wiltomo Redemption Foundation in the same amount.  The note bears interest at the rate of 6% per annum, is unsecured and is due on the March 20, 2014 or when the Company raises gross proceeds of $1.5 million in a debt or equity offering.

Interest has been accrued on all of the debt listed in this footnote and is recorded in a separate account.

In January 2013, the Company and 0947388 BC Ltd. (“094”) entered into a letter of intent for 094 to farm into the Edwards formation assets acquired through its acquisition of Pan American Oil Company, LLC (see Note 2) and Numa Luling, LLC (see Note 4) and also the 80% interest in certain leasehold interests acquired from Eagle Ford Oil Co., Inc. (see Note 4). The letter of intent specifies that upon completion of the #4H Tiller well currently being completed by the Company, 094 will drill 10 wells within the Edwards formation of which 100% of the costs shall be borne by 094. At the end of the 10 well program, 094 has the option to extend the program for a further 5 wells, borne at the sole cost of 094 or acquire 100% of the Company’s interest in the Edwards formation leasehold interests for $45 million, which price is reduced on a pro rata basis should oil prices drop below $85 per barrel down to a minimum of $30 million. Should 094 decide not to purchase 100% of the Company’s interest in the Edwards formation leasehold interests, then 094 will earn 80% of revenue from those 10 wells drilled by 094 until such time as it has recouped its costs, at which point its revenue interest reverts to 60%. In addition, 094 will also drill 5 wells within the Buda formation at its sole costs. At completion, 094 has the option to acquire 30% of the interest held by the Company in the entire leasehold through payment of $7.5 million to the Company. In the event 094 chooses not pay the final option price it will earn only a 30% interest in the 5 wells drilled by 094. At the time of entering the letter of intent, 094 paid a refundable deposit of $300,000. The Company and 094 are still in negotiations and no agreement has been finalized.

RIO BRAVO OIL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - PREFERRED STOCK

Series A

In connection with the acquisition of Pan Am, the Company issued 5,500,000 shares of Series A preferred stock as partial consideration for the purchase. The Series A preferred stock had an initial issue price of $1 per share and accrues a dividend quarterly to each holder at the rate of 3% per annum based on the original issue price, payable quarterly in cash or in kind. Series A preferred holders are required to have received all dividends before any dividend on common stock may be issued. The Series A preferred ranks senior to common stock in the event of a liquidation or winding up of the Company. The Series A preferred may be converted in whole or in part at any time at the option of the holder at the rate of 1 common share for each Series A Preferred, subject to adjustments as defined in the Series A certificate of designation. In addition, should the common stock of the Company trade in any over the counter market above $1.75 per share for a period of at least 30 consecutive trading days, the Company have an initial public offering of any class of securities in which gross proceeds are in excess of $50 million or consummate a merger in which the existing Company shareholders obtain less than 50% of the voting control of the combined entity, then the Series A preferred will automatically convert into the number of shares of common stock as the then conversion rate indicates. In the event that holders elect not to convert their Series A preferred or no automatic conversion is triggered, on January 31, 2019, the Series A preferred will become mandatorily redeemable for cash at its original issue price plus any unpaid dividends accrued as of that date. On the date of issuance, the Company determined that no beneficial conversion feature was present. As of March 31, 2013, the Company accrued $175,625 of Series A dividends.

In March 2012, the Company commenced a separate offering of up to 10 million shares of Series A preferred stock in a private placement. As of March 31, 2013, no funds had yet been raised under the offering.

In first quarter of 2013, 111,000 of Series A preferred stock was converted into 111,000 shares of common stock.

Series C

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

NOTE 9 - COMMON STOCK

In May 2012 the Board of Directors adopted a stock compensation plan. The plan allows the Company to issue shares of common stock, options to purchase common stock or stock appreciation rights to employees, directors and consultants employed by the Company. The number of shares of common stock issuable under the plan is determined each January 1, such that the plan may issue shares of common stock or instruments to acquire common stock of the Company up to 15% of the then outstanding common stock of the Company. No awards were granted or outstanding during the period ending March 31, 2013.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

General

There have been significant changes in the U.S. economy, oil and gas prices and the finance industry which have adversely affected and may continue to adversely affect the Company in its attempt to obtain financing or in its process to produce commercially feasible gas exploration or production.

RIO BRAVO OIL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

RIO BRAVO OIL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - NON CASH DISCLOSURES NOT MADE ELSEWHERE

No amounts were paid for interest or income taxes in the three months ended March 31, 2013.

NOTE 12 – SUBSEQUENT EVENTS

On April 2, 2013, the Company received gross proceeds of $45,000 and issued a promissory note to Wiltomo Redemption Foundation in the same amount.  The note bears interest at the rate of 6% per annum, is unsecured and is due on the April 2, 2014 or when the Company raises gross proceeds of $1.5 million in a debt or equity offering.

On April 24, 2013, the Company received gross proceeds of $50,000 and issued a promissory note to DIT Equity Holdings, LLC in the same amount. The note bears interest of 6% per annum, is unsecured and is due on the earlier of April 24, 2014 or when the Company raises gross proceeds of $1.5 million in a debt or equity offering.

On May 2, 2013, the Company received gross proceeds of $25,000 and issued promissory note to DIT Equity Holdings, LLC in the same amount. The note bears interest of 6% per annum, is unsecured and is due on the earlier of May 31, 2014 or when the Company raises gross proceeds of $1.5 million in a debt or equity offering.

On May 10, 2013, the Company received gross proceeds of $200,000 and issued promissory note to DIT Equity Holdings, LLC in the same amount. The note bears interest of 6% per annum, is unsecured and is due on the earlier of May 31, 2014 or when the Company raises gross proceeds of $1.5 million in a debt or equity offering.

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

The third drilling program was the drilling of a new horizontal well nearby to the wells drilled in the 2010 drilling program noted above, the Tiller #4H well. The Company incurred drilling costs of approximately $1.38 million for this well, which was undergoing testing as of March 31, 2013. As of the date of this annual report, the well was undergoing flow testing and the Company expects to be able to report production test results in the second quarter of 2013.

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

On April 2, 2013, the Company received gross proceeds of $45,000 and issued a promissory note to Wiltomo Redemption Foundation in the same amount.  The note bears interest at the rate of 6% per annum, is unsecured and is due on the April 2, 2014 or when the Company raises gross proceeds of $1.5 million in a debt or equity offering.

On April 24, 2013, the Company received gross proceeds of $50,000 and issued a promissory note to DIT Equity Holdings, LLC in the same amount. The note bears interest of 6% per annum, is unsecured and is due on the earlier of April 24, 2014 or when the Company raises gross proceeds of $1.5 million in a debt or equity offering.

On May 2, 2013, the Company received gross proceeds of $25,000 and issued promissory note to DIT Equity Holdings, LLC in the same amount. The note bears interest of 6% per annum, is unsecured and is due on the earlier of May 31, 2014 or when the Company raises gross proceeds of $1.5 million in a debt or equity offering.

On May 10, 2013, the Company received gross proceeds of $200,000 and issued promissory note to DIT Equity Holdings, LLC in the same amount. The note bears interest of 6% per annum, is unsecured and is due on the earlier of May 31, 2014 or when the Company raises gross proceeds of $1.5 million in a debt or equity offering.

Equity:

COMMON STOCK:

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

Comparison of the three months ended March 31, 2013 to the three months ended March 31, 2012

Preface.

Our operating results are not comparable to the prior period for the following reasons:

•	In the prior period we had little if any operations and prior to February 14, 2012, the Company had only nominal assets and operated with a completely different ownership and management.
•	In February 2012 we consummated an acquisition of Pan American where we acquired leasehold interests and are now focused on the oil and gas industry.
•	Amounts labeled as “predecessor business” represent operations that were not owned by us during the time period presented in our financial statements - some of which was under a different cost basis or fair value than how we reflect them after we acquired Pan American.

The Company acquired Pan American Oil Company, LLC on February 14, 2012. Prior to that acquisition the Company was engaged in an entirely different business with limited operations and assets. Under Securities and Exchange Commission (the “SEC”) rules when a registrant succeeds to substantially all of the business (or a separately identifiable line of business) of another entity (or group of entities) and the registrant's own operations before the succession appear insignificant relative to the operations assumed or acquired - the registrant is required to present financial information for the acquired entity (the “predecessor”) for all comparable periods being presented before the succession.

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

The consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the SEC.

Comparison of the three months ended March 31, 2013 to March 31, 2012

In the three months ended March 31, 2013 we had revenues of approximately $8,712 which are revenue from the sales of oil and gas attributable to our acquisition of leasehold rights from Eagle Ford Oil Co, Inc. We had no revenues prior to the acquisition of leasehold rights from Eagle Ford Oil Co, Inc in the second quarter of 2012. Our leasehold operating costs, increased to $617,976 in the three months ended March 31, 2013 from nil in the three months ended March 31, 2012. The increase is attributable to the acquisitions we made in the second quarter of 2012.

In the three months ended March 31, 2013, our general and administrative expenses decreased by approximately $37,000 to $137,577 from approximately $174,900 in the three months ended March 31, 2012. The decrease was due to one-time charges incurred in the prior year due to the acquisition of Pan American Oil Company, LLC. We expect to increase our general and administrative expenses in future periods as we hire additional staff and develop our business.

In the three months ended March 31, 2013, our professional fee expenses decreased to $98,968 from $232,382 in the three months ended March 31, 2012. The decrease was due to one-time charges incurred in the prior year due to the acquisition of Pan American Oil Company, LLC.

Depletion, Depreciation and Amortization expense increased in the three month ended March 31, 2013 to $25,154 from $3,935 for the three months ended March 31, 2012. The increase resulted from our acquisition of Pan American Oil Company, LLC. In the future, should we be successful in our drilling program our depreciation, depletion and amortization will increase as we deplete our costs in the oil and gas property cost pool over our estimated total reserves.

Interest expense increased in the three months ended March 31, 2013 to $194,435 from $84,376 in the three months ended March 31, 2012. The increase was the result of our increased borrowings plus the assumption of certain bridge notes from our acquisition of Pan American Oil Company, LLC with the related amortization of deferred loan fees and the accretion from the asset retirement obligation we incurred in connection with the purchase of the leasehold rights from Eagle Ford Oil Co, Inc.

Liquidity and Capital Resources

Liquidity

As of March 31, 2013 we had approximately $4,000 in cash, a working capital deficit of approximately $4,739,697 and an accumulated deficit of approximately $4,772,402. Total Stockholders’ equity at March 31, 2013 was approximately $1,454,039. Total debt at March 31, 2013, excluding the discount on the Option B liability, was approximately $7,409,000, a change of $460,000 from approximately $6,949,000 at December 31, 2012. Our operating activities used approximately $469,429 in cash for the three months ended March 31, 2013. Our investing activities used $5,144. We believe that we do not have sufficient cash on hand to fund all of our projected development activities for the next twelve months. If we are unable to raise sufficient cash, we may need to curtail certain development activities.

Critical Accounting Policy - Uses of estimates in the preparation of financial statements

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2013. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are not designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

The Company’s management, including the Company’s CEO and CFO, does not expect that the Company’s internal control over financial reporting will prevent errors and fraud.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

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

On April 2, 2013, the Company received gross proceeds of $45,000 and issued a promissory note to Wiltomo Redemption Foundation in the same amount.  The note bears interest at the rate of 6% per annum, is unsecured and is due on the April 2, 2014 or when the Company raises gross proceeds of $1.5 million in a debt or equity offering.

On April 24, 2013, the Company received gross proceeds of $50,000 and issued a promissory note to DIT Equity Holdings, LLC in the same amount. The note bears interest of 6% per annum, is unsecured and is due on the earlier of April 24, 2014 or when the Company raises gross proceeds of $1.5 million in a debt or equity offering.

On May 2, 2013, the Company received gross proceeds of $25,000 and issued promissory note to DIT Equity Holdings, LLC in the same amount. The note bears interest of 6% per annum, is unsecured and is due on the earlier of May 31, 2014 or when the Company raises gross proceeds of $1.5 million in a debt or equity offering.

On May 10, 2013, the Company received gross proceeds of $200,000 and issued promissory note to DIT Equity Holdings, LLC in the same amount. The note bears interest of 6% per annum, is unsecured and is due on the earlier of May 31, 2014 or when the Company raises gross proceeds of $1.5 million in a debt or equity offering.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 20, 2013.

RIO BRAVO OIL, INC.

By:	/s/ Thomas Bowman
Thomas Bowman
Chief Executive Officer and
Director (Principal Executive Officer)

By:	/s/ Carlos M. Buchanan, II
Carlos E. Buchanan II
Chief Financial Officer and
Director (Principal Financial Officer)

