Form 10-Q
period 2013-06-30
Rio Bravo Oil, Inc.
filed 2013-08-14
CIK 1502774

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q

(Mark One)
  ☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal quarter ended                 June 30, 2013

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

There were 32,502,657 shares outstanding of registrant’s common stock, par value $0.001 per share, as of August 8, 2013.

Transitional Small Business Disclosure Format (check one):     Yes ☐   No ☒

PART I

ITEM 1. FINANCIAL STATEMENTS

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

RIO BRAVO OIL, INC.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	Successor
	June 30,	December 31,
	2013	2012
	Unaudited	*
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$92,949	$18,738
Other receivables	-	6,747
Prepaid expenses	2,852	25,185
TOTAL CURRENT ASSETS	95,801	50,670
PROPERTY AND EQUIPMENT
Proved oil and gas properties, net of accumulated depletion	17,715,588	17,716,719
Furniture, fixtures and equipment, net of accumulated deprec.	547,422	595,239
	18,263,010	18,311,958
Deferred loan costs, net of amortization	188,577	244,565
TOTAL ASSETS	$18,547,388	$18,607,193
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$977,512	$346,362
Accrued expenses	990,703	749,386
Advances payable – Related Party	84,965	90,704
Accrued Rio Bravo assets purchase payable	6,968	6,968
Eagle Ford asset purchase payable	190,000	190,000
Due to CalTex Bankruptcy Estate	123,202	123,202
Loan from former director	3,332	3,332
Leasehold purchase payable	-	-
Short term notes payable	3,020,000	1,935,000
Bridge notes payable	350,000	350,000
TOTAL CURRENT LIABILITIES	5,746,682	3,794,954
NON CURRENT LIABILITIES
Notes payable	3,113,829	3,113,829
Caltex Bankruptcy Option B Liability	802,854	771,717
Asset retirement obligation	2,584,407	2,485,007
TOTAL LIABILITIES	12,247,772	10,165,507
Commitments and contingencies	-	-
REDEEMABLE SERIES A PREFERRED STOCK	5,389,000	5,500,000
REDEEMABLE SERIES C PREFERRED STOCK	492,000	492,000
STOCKHOLDERS’ EQUITY
Series B Preferred Stock, $0.001 par value, 5,000,000. Authorized 3,250,000 and nil issued and outstanding shares as of June 30, 2013	3,250	3,250
Common Stock, $0.001 par value, 120,000,000 Authorized 32,502,657 and 32,291,657 Issued and outstanding shares as of June 30, 2013 and December 31, 2012, respectively	32,502	32,391
Additional paid-in capital	6,190,688	6,079,799
Stockholders’ deficit accumulated in the exploratory stage	(5,807,824)	(3,665,754)
Stockholders’ Equity (deficit)	418,616	2,449,586
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,547,388	$18,607,193

* Derived from audited information

See accompanying notes to the Condensed Consolidated Financial Statements (unaudited)

RIO BRAVO OIL, INC.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Successor
			From
			Inception
	Six Months Ended		Through
	June 30,		June 30,
	2013	2012	2013
REVENUES AND GAINS
Revenues from sale of oil and gas	$65,738	$58,950	$167,294

OPERATING EXPENSES:
Leasehold operating and workover expense	1,063,281	343,804	1,862,667
General and administrative	320,151	617,604	1,199,550
Professional fees	289,136	653,011	1,562,566
Depreciation, depletion and amortization expense	57,654	27,268	155,138
Total operating expenses	1,730,222	1,641,687	4,779,921

LOSS FROM OPERATIONS	(1,664,484)	(1,582,737)	(4,612,627)

OTHER INCOME AND EXPENSE
Other income	1,562	-	1,562
Interest expense	(396,648)	(208,725)	(964,634)
Total other income (expense)	(395,086)	(208,725)	(963,072)

NET LOSS	(2,059,570)	(1,791,462)	(5,575,699)

Preferred dividends	82,500	61,875	226,875

Net loss to common stockholders	$(2,142,070)	$(1,853,337)	$(5,802,574)

Basic and diluted loss per common share	$(0.07)	$(0.03)	$(0.09)

Basic and diluted weighted average common shares outstanding	32,484,774	63,225,452	66,668,207

See accompanying notes to the Condensed Consolidated Financial Statements (unaudited)

RIO BRAVO OIL, INC.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Successor

	Three Months Ended
	June 30,
	2013	2012
REVENUES AND GAINS
Revenues from sale of oil and gas	$57,026	$58,950

OPERATING EXPENSES:
Leasehold operating and workover expense	445,305	343,804
General and administrative	182,574	442,702
Professional fees	190,168	420,629
Depreciation expense	32,500	23,333
Total operating expenses	850,547	1,230,468

LOSS FROM OPERATIONS	(793,521)	(1,171,518)

OTHER INCOME AND EXPENSE
Other income	1,562	-
Interest expense	(202,213)	(124,349)
Total other income (expense)	(200,651)	(124,349)

NET LOSS	(994,172)	(1,295,867)

Preferred dividends	41,250	41,250

Net loss to common stockholders	$(1,035,422)	$(1,337,117)

Basic and diluted loss per common share	$(0.03)	$(0.04)

Basic and diluted weighted average common shares outstanding	32,502,657	32,291,656

See accompanying notes to the Condensed Consolidated Financial Statements (unaudited)

RIO BRAVO OIL, INC.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

Predecessor Business
Period from 1/1/2012 through February 14,
2012
REVENUES AND GAINS
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

See accompanying notes to the Condensed Consolidated Financial Statements (unaudited)

RIO BRAVO OIL, INC.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Successor
			From
			Inception
	Six Months Ended		through
	June 30,		June 30,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITES
Net loss	(2,059,570)	(1,791,462)	(5,575,699)
Adjustments to reconcile net loss to cash used in operations
Depreciation, depletion and amortization expense	57,654	27,268	155,138
Non cash interest expense	186,524	93,044	491,299
Stock based compensation	-	-	119,650
Changes in assets and liabilities
Prepaid expenses	29,080	22,175	26,070
Advances Receivable	-	-	-
Accounts payable	631,151	62,718	359,742
Accrued expenses	158,817	93,804	462,034

Net cash used by operations	(996,344)	(1,492,453)	(3,961,766)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures for oil and gas property	(8,706)	(30,000)	(1,639,787)
Cash advanced from Pan American Oil Company, LLC, net of cash acquired		(650,143)	(495,656)
Loans to Eagle Ford Oil Company, Inc.		(1,212,440)	(1,094,193)

Cash flow provided by investing activities	(8,706)	(1,892,583)	(3,229,636)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stockholder loan	-	-	200,000
Repayment of stockholder loan	-	(200,000)	(200,000)
Proceeds from debt issuance	1,085,000	3,553,559	6,273,704
Proceeds from director loan	-	-	3,332
Loan fees paid	-	(360,000)	(360,000)
Loan repayments	(5,739)	-	(212,683)
Repayment of bridge notes	-	(1,550,000)	(1,550,000)
Proceeds from sale of common stock and warrants net of offering costs paid	-	2,615,999	2,637,998
Proceeds from Series C preferred stock offering	-	-	492,000
Cash provided by financing activities	1,079,261	4,059,558	7,284,351

Increase (decrease) in cash and cash equivalents	74,211	674,522	92,949
Cash and cash equivalents, beginning of year	18,738	172,500	-
Cash and cash equivalents, end of period	92,949	847,022	92,949

Cash paid for interest	$-	$19,167	$19,167

See accompanying notes to the Condensed Consolidated Financial Statements (unaudited)

RIO BRAVO OIL, INC.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Predecessor Business
From January 1, 2012 through February 14,
2012
CASH FLOWS FROM OPERATING ACTIVITES
Net loss	(166,932)
Adjustments to reconcile net loss to cash used in operations
Depreciation	3,311
Non cash interest expense	-
Impairment of oil & gas interests	-
Changes in assets and liabilities
Prepaid expenses	(12,175)
Accounts payable	-
Accrued expenses	-

Net cash used by operations	(175,796)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures for oil and gas property	(30,000)
Cash advanced to Pan American Oil Company, LLC, net of cash acquired	615,250
Loans to Eagle Ford Oil Company, Inc.	(409,506)

Cash flow used in investing activities	175,744

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stockholder loan	-
Repayment of stockholder loan	-
Proceeds from debt issuance	-
Loan fees paid	-
Bridge notes proceeds	245,000
Repayment of bridge notes	(200,000)
Proceeds from sale of common stock and warrants net of offering costs paid	-
Payment of Series A offering costs	-
Cash provided by financing activities	45,000

Increase (decrease) in cash and cash equivalents	44,948
Cash and cash equivalents, beginning of year	5,159
Cash and cash equivalents, end of year	50,107

Cash paid for interest	$-

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

Going Concern

The Company has incurred significant operating losses since its inception and has an accumulated deficit at June 30, 2013 of $5,807,824. In addition, as of June 30, 2013, the Company had a working capital deficit of $5.65 million and is currently unable to satisfy it’s debt obligations when they come due. Management expects that significant on-going operating and drilling expenditures will be necessary to successfully implement the Company’s drilling plans. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. Implementation of the Company’s plans and its ability to continue as a going concern depend upon its securing substantial additional financing.

RIO BRAVO OIL, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company has only enough cash to operate into September 2013 and at the time of these financial statements, the the #4H and #3 tiller wells were awaiting re-work to reduce water flow and to re-stimulate production. Management’s plans include efforts to obtain additional capital, although no assurances can be given about the Company’s ability to obtain such capital. If the Company is unable to obtain adequate additional financing or generate additional hydrocarbon production, it will be unable to continue its drilling plans and other activities and may be forced to cease operations. The consolidated financial statements presented herein do not include any adjustments that might result from the outcome of this uncertainty.

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

RIO BRAVO OIL, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Net Loss Per Share

Basic loss per share is calculated based on the weighted-average number of outstanding common shares. Diluted loss per share is calculated based on the weighted-average number of outstanding common shares plus the effect of dilutive potential common shares, using the treasury stock method. The Company’s calculation of diluted net loss per share excludes potential common shares as of June 30, 2013 and 2012 as the effect would be anti-dilutive (i.e. would reduce the loss per share). At June 30, 2013, warrants and preferred stock that were convertible into 12,528,453 shares of common stock were not included in the net loss per share calculation.

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

In May 2012, the Company completed the acquisition of 80% of the leasehold interests and approximately 500 wells held by Eagle Ford Oil Co, Inc. (“Eagle Ford”). The purchase price of the leasehold interests and wells acquired was approximately $2 million in cash plus a note for $225,000 plus the assumption of certain liabilities. Prior to the acquisition, Pan Am advanced Eagle Ford approximately $906,000 which was deducted from the $2 million cash payment required to be made to Eagle Ford. The Company assumed Eagle Ford’s liabilities to the previous leaseholders, the bankruptcy estate of Caltex Swabbing Co.  Those liabilities were primarily $295,000 of the original upfront cash purchase price paid that was still owing to the bankruptcy estate and “Option B” liability that requires the Company to pay to the bankruptcy estate $5,000 per well drilled for the first 200 wells and in the event that 200 wells are not drilled on or before March 16, 2016, the difference between $1 million and the amount paid per well becomes immediately due. In 2012, the Company paid $171,798 of the $295,000 assumed liability. The Company recorded the fair value amount of the debt at the time of acquisition in the amount of $726,921 using an 8% risk free rate. As of June 30, 2013 the amount of the debt was $802,854. The Company acquired 80% working interest and approximate 60% net revenue interest in the same acreage as the Edwards formation, but for all depths below and above the Edwards formation. Eagle Ford retained the third party operating rights to the Fields and also has 20% of its interest carried by the Company for all drilling and swabbing operations. The swabbing operation currently holds production for the entire leasehold. The results of operation for Eagle Ford are included herein starting on April 1, 2012.

NOTE 5 - OIL AND GAS PROPERTIES

Oil and gas properties consisted of the following as of June 30:

	June 30,	December 31,
	2013	2012

Proved properties	$17,749,802	$17,741,096
Unproved properties	-	-
	17,749,802	17,741,096
Accumulated depletion, depreciation and impairment	(34,214)	(24,377)
	17,715,588	17,716,719

In 2012, the third party operator for the Company’s leasehold interests commenced several drilling and work-over programs targeting three different depths within the Buda and Edwards formations.  The first program started by the third party operator was an attempt to test for recompleting the wells drilled in the 2010 drilling program that were all dry holes that were acquired by the Company with their purchase of Pan American Oil Co, LLC and Numa Luling, LLC (see Notes 2 and 4). During 2012 the Company began recomplete work on the #1H and the #3H wells. As of December 31, 2012, the Company had incurred drilling costs of approximately $232,000 in regards to this first program.  The #1H well is still being tested, while the #3H well will go into production after proper pump size has been determined. The Company expects to be able to report production test results in the third quarter of 2013. The second program started was a small work-over program covering 4 previously inactive wells in the Austin chalk formation that were acquired in the purchase of the leasehold interest acquired from Eagle Ford Oil Co. Inc. (see Note 4). During 2012 the Company incurred work-over costs of approximately $98,000.

RIO BRAVO OIL, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The third drilling program was the drilling of a new horizontal well nearby to the wells drilled in the 2010 drilling program noted above, the Tiller #4H well.  The Company incurred drilling costs of approximately $1.38 million for this well, which was undergoing testing as of June 30, 2013. As of the date of these financial statements the well was undergoing flow testing and the Company expects to be able to report production test results in the third quarter of 2013.

Depletion expense amounted to $9,837 and $8,409 for the six months ended June 30, 2013 and 2012, respectively.

NOTE 6 - FURNITURE, FIXTURES AND EQUIPMENT

Furniture, fixtures and equipment consisted of the following as of June 30:

	June 30,	December 31,
	2013	2012

Salvaged equipment from Luling Edwards exploration	$668,346	$668,346
Accumulated depreciation	(120,924)	(73,107)
	$547,422	$595,239

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

Depreciation expense for the year six months ended June 30, 2013 and 2012 was $47,817 and $18,859 respectively.

NOTE 7 - NOTES AND ADVANCES PAYABLE

In connection with the acquisition of Pan Am the Company acquired certain advances payable and short term bridge notes in the principal amount of $1,900,000 from two unaffiliated entities. Of the $1,900,000 borrowed, $600,000 was evidenced by an unsecured promissory note, had an interest rate of 10% per annum and was repaid March 2012. The remaining $1,300,000 borrowed was evidenced by a series of loan agreements all with essentially the same terms; interest at the rate of 6% per annum, unsecured, and due on the earlier of December 31, 2012 or upon demand.  As of June 30, 2013, $350,000 was due on this loan. During the quarter ended June 30, 2013, the Company and the bridge note holders agreed to extend the maturity date of the notes to the earlier of December 31, 2014 or upon demand.

In addition, in 2011 Pan Am was advanced approximately $90,000 by a then related party. The advance is non-interest bearing, is unsecured and due on demand and as of June 30, 2013 the balance the Company owed is $84,965.

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

RIO BRAVO OIL, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In connection with the $2.5 million notes noted above, the Company paid a 10% fee to and unrelated third party who helped facilitate the transaction. The fee is being amortized on a straight line basis over the life of the loans. Through June 30, 2013 the Company amortized approximately $117,647 to interest expense. At June 30, 2013, the entire principal balance of the loan of $2.5 million was outstanding.

On April 30, 2012, the Company received gross proceeds of $750,000 from the sale of a promissory note that matures on April 30, 2017, is unsecured and bears interest at the rate of 3% per annum. The note contains conversion privileges such that the holder may convert at any time into common stock of the Company at a conversion rate of $0.75 per share. The conversion feature includes standard anti-dilution provisions. The Company recorded a discount of $150,000 as a result of the beneficial conversion feature, and amortized approximately $13,829 of the discount through June 30, 2013. The balance owed at June 30, 2013 was $750,000.

On May 21, 2012, the Company received gross proceeds of $300,000 from the sale of a promissory note that originally matured on the earlier of December 31, 2012 or upon the Company raising $1,500,000 in debt or equity after the sale of the note, bears interest at the rate of 6% per annum and is unsecured. On December 24, 2012, the maturity date of the note was extended until March 31, 2013.   The Company is still in negotiations with the lender to extend that maturity date and expects to complete extension in the third quarter of 2013.   The amount owed at June 30, 2013 was $300,000.

In October 2012 through December 2012 the Company received gross proceeds of $ 1,635,000 from the sale of promissory notes that mature on the earlier of December 31, 2013 or upon the Company raising $1,500,000 in debt or equity after the sale of the notes. The notes bear interest at the rate of 6% per annum and are unsecured. The amount owed at June 30, 2013 was $1,635,000.

On May 25, 2012 the Company issued a note as part of the purchase price to acquire the 80% interest in the Eagle Ford Oil Co., Inc. oil and gas leaseholds (see Note 4) in the amount of $225,000 that matured on December 31, 2012, was unsecured and bears interest at the rate 5% per annum. As of June 30, 2013 the unpaid balance of the loan was $190,000. During the quarter ended June 30, 2013, the Company and the bridge note holders agreed to extend the maturity date of the notes to December 31, 2014.

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

On May 2, 2013, the Company received gross proceeds of $25,000 and issued a promissory note to DIT Equity Holdings, LLC in the same amount. The note bears interest at the rate of 6% per annum, is unsecured and is due on the earlier of May 31, 2014 or when the Company raises gross proceeds of $1.5 million in a debt or equity offering.

On May 10, 2013, the Company received gross proceeds of $200,000 and issued a promissory note to DIT Equity Holdings, LLC in the same amount. The note bears interest at the rate of 6% per annum, is unsecured and is due on the earlier of May 31, 2014 or when the Company raises gross proceeds of $1.5 million in a debt or equity offering.

On May 24, 2013, the Company received gross proceeds of $75,000 and issued a promissory note to DIT Equity Holdings, LLC in the same amount. The note bears interest at the rate of 6% per annum, is unsecured and is due on the earlier of May 31, 2014 or when the Company raises gross proceeds of $1.5 million in a debt or equity offering.

On June 30, 2013, the Company received gross proceeds of $230,000 and issued a promissory note to DIT Equity Holdings, LLC in the same amount. The note bears interest at the rate of 6% per annum, is unsecured and is due on the earlier of June 30, 2014 or when the Company raises gross proceeds of $1.5 million in a debt or equity offering.

RIO BRAVO OIL, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - PREFERRED STOCK

Series A

In connection with the acquisition of Pan Am, the Company issued 5,500,000 shares of Series A preferred stock as partial consideration for the purchase. The Series A preferred stock had an initial issue price of $1 per share and accrues a dividend quarterly to each holder at the rate of 3% per annum based on the original issue price, payable quarterly in cash or in kind. Series A preferred holders are required to have received all dividends before any dividend on common stock may be issued. The Series A preferred ranks senior to common stock in the event of a liquidation or winding up of the Company. The Series A preferred may be converted in whole or in part at any time at the option of the holder at the rate of 1 common share for each Series A Preferred, subject to adjustments as defined in the Series A certificate of designation. In addition, should the common stock of the Company trade in any over the counter market above $1.75 per share for a period of at least 30 consecutive trading days, the Company have an initial public offering of any class of securities in which gross proceeds are in excess of $50 million or consummate a merger in which the existing Company shareholders obtain less than 50% of the voting control of the combined entity, then the Series A preferred will automatically convert into the number of shares of common stock as the then conversion rate indicates. In the event that holders elect not to convert their Series A preferred or no automatic conversion is triggered, on January 31, 2019, the Series A preferred will become mandatorily redeemable for cash at its original issue price plus any unpaid dividends accrued as of that date. On the date of issuance, the Company determined that no beneficial conversion feature was present. As of June 30, 2013 the Company accrued $216,875 of Series A dividends.

In March 2012, the Company commenced a separate offering of up to 10 million shares of Series A preferred stock in a private placement. As of June 30, 2013, no funds had yet been raised under the offering.

In the first quarter of 2013, one Series A shareholder converted 100,000 shares of Series A preferred into 110,000 shares of common stock.

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

NOTE 9 - COMMON STOCK

In May 2012 the Board of Directors adopted a stock compensation plan. The plan allows the Company to issue shares of common stock, options to purchase common stock or stock appreciation rights to employees, directors and consultants employed by the Company.  The number of shares of common stock issuable under the plan is determined each January 1, such that the plan may issue shares of common stock or instruments to acquire common stock of the Company up to 15% of the then outstanding common stock of the Company. No awards were granted or outstanding during the period ending June 30, 2013.

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

RIO BRAVO OIL, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

RIO BRAVO OIL, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – SUBSEQUENT EVENTS

The company continues to seek to develop the Farmout arrangement with 094 previously disclosed (see Note 7), and a further 30 day extension has been negotiated. In addition, the company has implemented capital expenditures aimed at developing production on its properties. Specifically the company has recently replaced pumps on 4 wells in order to establish production. The DG Tiller #3, a well perforated and frac stimulated in the Buda formation which had hydrocarbon shows, is also being placed on production. The company also deepened the LL Cox #1 to the Buda formation, and has had an indication of hydrocarbons. Further evaluation of completion for the well is underway.
The company has delivered a 12 month promissory note in the amount of $250,000 to AES, LLC to cover outstanding payables related to work performed during drilling the DG Tiller #4H, and completion of the Tiller production facility.
Only July 25, 2013, the Company borrowed $50,000 and issued a note in the same principal amount to DIT Equity Holdings, LLC. The note bears interest at the rate of 6% per annum, is unsecured and matures on the earlier of July 31, 2014 or upon the Company successfully raising $1.5 million in an equity or debt offering.
On August 1, 2013 the Company borrowed $290,000 and issued a note in the same principal amount to HII Technologies, Inc. The note bears interest at the rate of 5% per annum, matures on July 31, 2014 and is secured by a collateral interest in one of the Company’s leaseholds covering approximately 240 acres in Caldwell County, Texas.

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

In 2012, the third party operator for the Company’s leasehold interests commenced several drilling and work-over programs targeting three different depths within the Buda and Edwards formations.   The first program started by the third party operator was an attempt to test for recompleting the wells drilled in the 2010 drilling program that were all dry holes that were acquired by the Company with their purchase of Pan American Oil Co, LLC and Numa Luling, LLC (see Notes 2 and 4).  During 2012 the Company began recomplete work on the #1H and the #3H wells.  As of December 31, 2012, the Company had incurred drilling costs of approximately $232,000 in regards to this first program.  The #1H well is still being tested, while the #3H well will go into production after proper pump size has been determined.  The Company expects to be able to report production test results in the third quarter of 2013.

The second program started was a small work-over program covering 4 previously inactive wells in the Austin chalk formation that were acquired in the purchase of the leasehold interest acquired from Eagle Ford Oil Co. Inc.  During 2012 the Company incurred work-over costs of approximately $98,000.

The third drilling program was the drilling of a new horizontal well nearby to the wells drilled in the 2010 drilling program noted above, the Tiller #4H well. The Company incurred drilling costs of approximately $1.38 million for this well, which was undergoing testing as of June 30, 2013.  As of the date of these financial statements the well was undergoing flow testing and the Company expects to be able to report production test results in the third quarter of 2013.

In January 2013, the Company and 0947388 BC Ltd. (“094”) entered into a letter of intent for 094 to farm into the Edwards formation assets acquired through its acquisition of Pan American Oil Company, LLC and Numa Luling, LLC and also the 80% interest in certain leasehold interests acquired from Eagle Ford Oil Co., Inc.   The letter of intent specifies that upon completion of the #4H Tiller well currently being completed by the Company, 094 will drill 10 wells within the Edwards formation of which 100% of the costs shall be borne by 094.  At the end of the 10 well program, 094 has the option to extend the program for a further 5 wells, borne at the sole cost of 094 or acquire 100% of the Company’s interest in the Edwards formation leasehold interests for $45 million, which price is reduced on a pro rata basis should oil prices drop below $85 per barrel down to a minimum of $30 million.  Should 094 decide not to purchase 100% of the Company’s interest in the Edwards formation leasehold interests, then 094 will earn 80% of revenue from those 10 wells drilled by 094 until such time as it has recouped its costs, at which point its revenue interest reverts to 60%.  In addition, 094 will also drill 5 wells within the Buda formation at its sole costs.  At completion, 094 has the option to acquire 30% of the interest held by the Company in the entire leasehold through payment of $7.5 million to the Company.  In the event 094 chooses not pay the final option price it will earn only a 30% interest in the 5 wells drilled by 094.  At the time of entering the letter of intent, 094 paid a deposit of $300,000.  The Company and 094 are still in negotiations and no agreement has been finalized.

Finance:

Debt:

In connection with the acquisition of Pan Am the Company acquired certain advances payable and short term bridge notes in the principal amount of $1,900,000 from two unaffiliated entities. Of the $1,900,000 borrowed, $600,000 was evidenced by an unsecured promissory note, had an interest rate of 10% per annum and was repaid March 2012. The remaining $1,300,000 borrowed was evidenced by a series of loan agreements all with essentially the same terms; interest at the rate of 6% per annum, unsecured, and due on the earlier of December 31, 2012 or upon demand.   As of June 30, 2013, $350,000 was due on this loan.  During the quarter ended June 30, 2013, the Company and the bridge note holders agreed to extend the maturity date of the notes to the earlier of December 31, 2014 or upon demand.

In addition, in 2011 Pan Am was advanced approximately $90,000 by a then related party. The advance is non-interest bearing, is unsecured and due on demand and as of June 30, 2013 the balance the Company owed is $84,965.

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

In connection with the $2.5 million notes noted above, the Company paid a 10% fee to and unrelated third party who helped facilitate the transaction.  The fee is being amortized on a straight line basis over the life of the loans. Through June 30, 2013 the Company amortized approximately $117,647 to interest expense.  At June 30, 2013, the entire principal balance of the loan of $2.5 million was outstanding.

On April 30, 2012, the Company received gross proceeds of $750,000 from the sale of a promissory note that matures on April 30, 2017, is unsecured and bears interest at the rate of 3% per annum.  The note contains conversion privileges such that the holder may convert at any time into common stock of the Company at a conversion rate of $0.75 per share. The conversion feature includes standard anti-dilution provisions.  The Company recorded a discount of $150,000 as a result of the beneficial conversion feature, and amortized approximately $13,829 of the discount through June 30, 2013.  The balance owed at June 30, 2013 was $750,000.

On May 21, 2012, the Company received gross proceeds of $300,000 from the sale of a promissory note that originally matured on the earlier of December 31, 2012 or upon the Company raising $1,500,000 in debt or equity after the sale of the note, bears interest at the rate of 6% per annum and is unsecured.  On December 24, 2012, the maturity date of the note was extended until March 31, 2013.    The Company is still in negotiations with the lender to extend that maturity date and expects to complete extension in the third quarter of 2013.    The amount owed at June 30, 2013 was $300,000.

In October 2012 through December 2012 the Company received gross proceeds of $ 1,635,000 from the sale of promissory notes that mature on the earlier of December 31, 2013 or upon the Company raising $1,500,000 in debt or equity after the sale of the notes.  The notes bear interest at the rate of 6% per annum and are unsecured.  The amount owed at June 30, 2013 was $1,635,000.

On May 25, 2012 the Company issued a note as part of the purchase price to acquire the 80% interest in the Eagle Ford Oil Co., Inc. oil and gas leaseholds in the amount of $225,000 that matured on December 31, 2012, was unsecured and bears interest at the rate 5% per annum.  As of June 30, 2013 the unpaid balance of the loan was $190,000.  During the quarter ended June 30, 2013, the Company and the bridge note holders agreed to extend the maturity date of the notes to December 31, 2014.

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

On May 2, 2013, the Company received gross proceeds of $25,000 and issued a promissory note to DIT Equity Holdings, LLC in the same amount.  The note bears interest at the rate of 6% per annum, is unsecured and is due on the earlier of May 31, 2014 or when the Company raises gross proceeds of $1.5 million in a debt or equity offering.

On May 10, 2013, the Company received gross proceeds of $200,000 and issued a promissory note to DIT Equity Holdings, LLC in the same amount.  The note bears interest at the rate of 6% per annum, is unsecured and is due on the earlier of May 31, 2014 or when the Company raises gross proceeds of $1.5 million in a debt or equity offering.

On May 24, 2013, the Company received gross proceeds of $75,000 and issued a promissory note to DIT Equity Holdings, LLC in the same amount.  The note bears interest at the rate of 6% per annum, is unsecured and is due on the earlier of May 31, 2014 or when the Company raises gross proceeds of $1.5 million in a debt or equity offering.

On June 30, 2013, the Company received gross proceeds of $230,000 and issued a promissory note to DIT Equity Holdings, LLC in the same amount.  The note bears interest at the rate of 6% per annum, is unsecured and is due on the earlier of June 30, 2014 or when the Company raises gross proceeds of $1.5 million in a debt or equity offering.

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

In May 2012 the Board of Directors adopted a stock compensation plan. The plan allows the Company to issue shares of common stock, options to purchase common stock or stock appreciation rights to employees, directors and consultants employed by the Company. The number of shares of common stock issuable under the plan is determined each January 1, such that the plan may issue shares of common stock or instruments to acquire common stock of the Company up to 15% of the then outstanding common stock of the Company. No awards were granted or outstanding during the period ending June 30, 2013.

In July 2012, the Company issued 100,000 shares of its common stock as compensation for investor relations services. The stock was valued at its trading price of $0.86 per share on the date of the agreement.

On March 11, 2013, an investor converted 100,000 shares of Series A Preferred Stock into 111,000 shares of Common Stock.

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

Comparison of the three months ended June 30, 2013 to the three months ended June 30, 2012

Preface.

Our operating results are not comparable to the prior period for the following reasons:

⋅	In the prior period we had little if any operations and prior to February 14, 2012, the Company had only nominal assets and operated with a completely different ownership and management.
⋅	In February 2012 we consummated an acquisition of Pan American where we acquired leasehold interests and are now focused on the oil and gas industry.
⋅
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

The consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the SEC and as well as the financial statements and the notes incorporated therein and Properties Acquired From Rio Bravo Oil, LLC on February 13, 2012, included in the Company’s 2 nd Amendment to Form 8 - Event Reporting that it filed with the SEC on May 11, 2012 and the Amendment to Form 8–- Event Reporting dated August 20, 2012 which presents the financial statements of the entities acquired in the second quarter of 2012.

Comparison of the three months ended June 30, 2013 to June 30, 2012

In the three months ended June 30, 2013 we had revenues of approximately $57,026 compared to revenues of $58,950 in the three months ended June 30, 2012.  Revenues are derived from the sales of oil and gas attributable to our acquisition of leasehold rights from Eagle Ford Oil Co, Inc. We had no revenues prior to the acquisition of leasehold rights from Eagle Ford Oil Co, Inc. in 2012. Our leasehold operating costs, increased to $445,305 in the three months ended June 30, 2013 from $343,804 in the three months ended June 30, 2013. The increase is attributable to increased work over activity in 2013.

In the three months ended June 30, 2013, our general and administrative expenses decreased by approximately $260,128 to $182,574 from approximately $442,702 in the three months ended June 30, 2012. The decrease was due to one-time charges incurred in the prior year due to the acquisition of Pan American Oil Company, LLC, the leasehold rights from Numa Luling, LLC and the leasehold rights from Eagle Ford Oil Co, Inc. We expect to increase our general and administrative expenses in future periods as we hire additional staff and develop our business.

In the three months ended June 30, 2013, our professional fee expenses decreased to $190,168 from $420,629 in the three months ended June 30, 2012. The decrease was due to one-time charges incurred in the prior year due to the acquisition of Pan American Oil Company, LLC, the leasehold rights from Numa Luling, LLC and the leasehold rights from Eagle Ford Oil Co, Inc.

Depletion, Depreciation and Amortization expense increased in the three-month ended June 30, 2013 to $32,500 from $23,333 for the three months ended June 30, 2012. The increase resulted from our acquisition of Pan American Oil Company, LLC and the leasehold rights of Numa Luling, LLC and Eagle Ford Oil Company, LLC. In the future, should we be successful in our drilling program our depreciation, depletion and amortization will increase as we deplete our costs in the oil and gas property cost pool over our estimated total reserves.

Interest expense increased in the three months ended June 30, 2013 to $202,213 from $124,349 in the three months ended June 30, 2012. The increase was the result of our increased borrowings used to fund our drilling and work over activity in the second half of 2012 and 2013.

Comparison of the six months ended June 30, 2013 to June 30, 2012

In the six months ended June 30, 2013 we had revenues of approximately $65,738 compared to revenues of $58,950 in the six months ended June 30, 2012.  Revenues are derived from the sales of oil and gas attributable to our acquisition of leasehold rights from Eagle Ford Oil Co, Inc. Our leasehold operating costs, increased to $1,063,281 in the six months ended June 30, 2013 from $343,804 in the six months ended June 30, 2013. The increase is attributable to increased development activity and increased work over costs.

In the six months ended June 30, 2013, our general and administrative expenses decreased by approximately $297,453 to $320,151 from approximately $617,604 in the six months ended June 30, 2012. The decrease was due to one-time charges incurred in the prior year due to the acquisition of Pan American Oil Company, LLC, the leasehold rights from Numa Luling, LLC and the leasehold rights from Eagle Ford Oil Co, Inc. We expect to increase our general and administrative expenses in future periods as we hire additional staff and develop our business.

In the six months ended June 30, 2013, our professional fee expenses decreased to $289,136 from $653,01 in the six months ended June 30, 2012. The decrease was due to one-time charges incurred in the prior year due to the acquisition of Pan American Oil Company, LLC, the leasehold rights from Numa Luling, LLC and the leasehold rights from Eagle Ford Oil Co, Inc.

Depletion, Depreciation and Amortization expense increased in the six-month ended June 30, 2013 to $57,654 from $27,268 for the six months ended June 30, 2012. The increase resulted from our acquisition of Pan American Oil Company, LLC and the leasehold rights of Numa Luling, LLC and Eagle Ford Oil Company, LLC. In the future, should we be successful in our drilling program our depreciation, depletion and amortization will increase as we deplete our costs in the oil and gas property cost pool over our estimated total reserves.

Interest expense increased in the six months ended June 30, 2013 to $396,648 from $208,725 in the six months ended June 30, 2012. The increase was the result of our increased borrowings plus the assumption of certain bridge notes from our acquisition of Pan American Oil Company, LLC with the related amortization of deferred loan fees and the accretion from the asset retirement obligation we incurred in connection with the purchase of the leasehold rights from Eagle Ford Oil Co, Inc.

Liquidity and Capital Resources

Liquidity

As of June 30, 2013 we had approximately $92,949 in cash, a working capital deficit of approximately $5,650,881 and an accumulated deficit of approximately $5,807,824. Total Stockholders’ equity at June 30, 2013 was approximately $418,616. Total debt at June 30, 2013, excluding the discount on the Option B liability, was approximately $8.028 million, a change of $1.079 million from approximately $6.949 million at December 31, 2012. Our operating activities used approximately $996,344 in cash for the six months ended June 30, 2013. Our investing activities used $8,706. We believe that we do not have sufficient cash on hand to fund all of our projected development activities for the next twelve months. If we are unable to raise sufficient cash, we may need to curtail certain development activities.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

(a)       Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2013. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are not designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 24, 2013, the Company received gross proceeds of $75,000 and issued a promissory note to DIT Equity Holdings, LLC in the same amount.  The note bears interest at the rate of 6% per annum, is unsecured and is due on the earlier of May 31, 2014 or when the Company raises gross proceeds of $1.5 million in a debt or equity offering.

On June 30, 2013, the Company received gross proceeds of $230,000 and issued a promissory note to DIT Equity Holdings, LLC in the same amount.  The note bears interest at the rate of 6% per annum, is unsecured and is due on the earlier of June 30, 2014 or when the Company raises gross proceeds of $1.5 million in a debt or equity offering.

The company has delivered a 12-month promissory note in the amount of $250,000 to AES, LLC to cover outstanding payables related to work performed during drilling the DG Tiller #4H, and completion of the Tiller production facility.
Only July 25, 2013, the Company borrowed $50,000 and issued a note in the same principal amount to DIT Equity Holdings, LLC.  The note bears interest at the rate of 6% per annum, is unsecured and matures on the earlier of July 31, 2014 or upon the Company successfully raising $1.5 million in an equity or debt offering.
On August 1, 2013 the Company borrowed $290,000 and issued a note in the same principal amount to HII Technologies, Inc.  The note bears interest at the rate of 5% per annum, matures on July 31, 2014 and is secured by a collateral interest in one of the Company’s leaseholds covering approximately 240 acres in Caldwell County, Texas.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2013.

RIO BRAVO OIL, INC.

By:	/s/ Thomas Bowman
Thomas Bowman
Chief Executive Officer and
Director (Principal Executive Officer)

By:	/s/ Carlos M. Buchanan, II
Carlos E. Buchanan II
Chief Financial Officer and
Director (Principal Financial Officer)