Form 10-Q
period 2013-09-30
Rio Bravo Oil, Inc.
filed 2013-11-14
CIK 1502774

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended                 September 30, 2013

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

There were 32,502,657 shares outstanding of registrant’s common stock, par value $0.001 per share, as of November 11, 2013.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I

ITEM 1. FINANCIAL STATEMENTS

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

RIO BRAVO OIL, INC.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	Successor
	September 30,	December 31,
	2013	2012
ASSETS	Unaudited	*
CURRENT ASSETS
Cash and cash equivalents	$602	$18,738
Other receivables	-	6,747
Prepaid expenses	-	25,185
TOTAL CURRENT ASSETS	602	50,670
PROPERTY AND EQUIPMENT
Proved oil and gas properties, net of accumulated depletion	17,709,814	17,716,719
Furniture, fixtures and equipment, net of accumulated depreciation	537,628	595,239
	18,247,442	18,311,958
Other assets	25,000	-
Deferred loan costs, net of amortization	158,578	244,565
TOTAL ASSETS	$18,431,622	$18,607,193
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$886,903	$346,362
Accrued expenses	1,117,627	749,386
Advances payable – Related Party	84,965	90,704
Accrued Rio Bravo assets purchase payable	6,968	6,968
Eagle Ford asset purchase payable	190,000	190,000
Due to CalTex Bankruptcy Estate	123,202	123,202
Loan from former director	3,332	3,332
Short term notes payable	3,056,229	1,935,000
Bridge notes payable	960,000	350,000
TOTAL CURRENT LIABILITIES	6,429,226	3,794,954
NON CURRENT LIABILITIES
Notes payable	3,113,829	3,113,829
Caltex Bankruptcy Option B Liability	818,455	771,717
Asset retirement obligation	2,634,107	2,485,007
TOTAL LIABILITIES	12,995,617	10,165,507
Commitments and contingencies	-	-
REDEEMABLE SERIES A PREFERRED STOCK	5,389,000	5,500,000
REDEEMABLE SERIES C PREFERRED STOCK	492,000	492,000
STOCKHOLDERS’ EQUITY
Series B Preferred Stock, $0.001 par value, 5,000,000. Authorized
3,250,000 and nil issued and outstanding shares as of September 30, 2013	3,250	3,250
Common Stock, $0.001 par value, 120,000,000 Authorized
32,502,657 and 32,291,657 Issued and outstanding shares as of
September 30, 2013 and December 31, 2012, respectively	32,502	32,391
Additional paid-in capital	6,190,688	6,079,799
Stockholders’ deficit accumulated in the exploratory stage	(6,671,435)	(3,665,754)
Stockholders’ Equity (deficit)	(444,995)	2,449,686
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,431,622	$18,607,193

* Derived from audited information

See accompanying notes to the Condensed Consolidated Financial Statements (unaudited)

RIO BRAVO OIL, INC.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Successor
			From
			Inception
			On September
			9, 2010
	Nine Months Ended		Through
	September 30,		September 30,
	2013	2012	2013

REVENUES
Revenues from sale of oil and gas	$104,229	$84,912	$205,785

OPERATING EXPENSES:
Leasehold operating and workover expense	1,346,234	626,389	2,145,620
General and administrative	559,257	773,878	1,438,656
Professional fees	388,989	871,375	1,662,419
Depreciation, depletion and amortization expense	88,161	53,329	185,645
Total operating expenses	2,382,641	2,324,971	5,432,340

LOSS FROM OPERATIONS	(2,278,412)	(2,240,059)	(5,226,555)

OTHER INCOME AND EXPENSE
Other income	6,603	-	6,603
Interest expense	(610,122)	(364,520)	(1,178,108)
Total other income (expense)	(603,519)	(364,520)	(1,171,505)

NET LOSS	(2,881,931)	(2,604,579)	(6,398,060)

Preferred dividends	123,750	103,125	268,125

Net loss to common stockholders	$(3,005,681)	$(2,707,704)	$(6,666,185)

Basic and diluted loss per common share	$(0.09)	$(0.04)	$(0.10)

Basic and diluted weighted average common
shares outstanding	32,541,507	63,258,510	64,068,270

See accompanying notes to the Condensed Consolidated Financial Statements (unaudited)

RIO BRAVO OIL, INC.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Successor

	Three Months Ended
	September 30,
	2013	2012

REVENUES
Revenues from sale of oil and gas	$38,491	$25,962

OPERATING EXPENSES:
Leasehold operating and workover expense	282,953	282,585
General and administrative	239,106	156,274
Professional fees	99,853	218,364
Depreciation expense	30,507	26,061
Total operating expenses	652,419	683,284

LOSS FROM OPERATIONS	(613,928)	(657,322)

OTHER INCOME AND EXPENSE
Other income	5,041	-
Interest expense	(213,474)	(155,795)
Total other income (expense)	(208,433)	(155,795)

NET LOSS	(822,361)	(813,117)

Preferred dividends	41,250	41,250

Net loss to common stockholders	$(863,611)	$(854,367)

Basic and diluted loss per common share	$(0.03)	$(0.03)

Basic and diluted weighted average common
shares outstanding	32,502,657	32,366,482

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

See accompanying notes to the Condensed Consolidated Financial Statements (unaudited)

RIO BRAVO OIL, INC.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Successor
			From
			Inception On
			September
			9, 2010
	Nine Months Ended		Through
	September 30,		Sept. 30,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITES
Net loss	(2,881,931)	(2,604,579)	(6,398,060)
Adjustments to reconcile net loss to cash used in operations
Depreciation, depletion and amortization expense	73,222	53,329	170,706
Non cash interest expense	281,824	175,160	586,599
Stock based compensation	-	86,000	119,650
Changes in assets and liabilities
Other receivables	-	-	-
Prepaid expenses and other receivables	31,932	(68,256)	28,922
Advances Receivable	-	-	-
Accounts payable	830,544	(172,200)	559,135
Accrued expenses	244,489	166,680	547,705

Net cash used by operations	(1,419,920)	(2,363,866)	(4,385,343)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures for oil and gas property	(8,706)	(207,993)	(1,639,787)
Cash advanced from Pan American Oil Company, LLC,
net of cash acquired		(678,143)	(495,656)
Loans to Eagle Ford Oil Company, Inc.		(1,399,238)	(1,094,193)
Cash paid to acquire Eagle Ford Oil Company, Inc.	(25,000)	-	(25,000)

Cash flow provided by investing activities	(33,706)	(2,285,374)	(3,254,636)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stockholder loan	-	-	200,000
Repayment of stockholder loan	-	(200,000)	(200,000)
Proceeds from debt issuance	1,446,400	3,553,559	6,635,104
Proceeds from director loan	-	-	3,332
Loan fees paid	-	(250,000)	(360,000)
Loan repayments	(10,910)	(110,000)	(217,853)
Repayment of bridge notes	-	(1,550,000)	(1,550,000)
Proceeds from sale of common stock and warrants
net of offering costs paid	-	2,615,999	2,637,998
Proceeds from Series C preferred stock offering	-	492,000	492,000
Cash provided by financing activities	1,435,490	4,551,558	7,640,581

Increase (decrease) in cash and cash equivalents	(18,136)	(97,682)	602
Cash and cash equivalents, beginning of year	18,738	172,500	-
Cash and cash equivalents, end of period	602	74,818	602
Cash paid for interest	$-	$19,167	$19,167

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

See accompanying notes to the Condensed Consolidated Financial Statements (unaudited)

RIO BRAVO OIL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION AND GOING CONCERN

Nature of Operations and Presentation

These financial statements include the accounts of Rio Bravo Oil, Inc. (the “Company”), formerly Soton Holdings Group, Inc., which was formed on September 9, 2010 in the state of Nevada and its wholly-owned subsidiary Pan American Oil Company, LLC. Except where the context otherwise requires, the “Company,” “we,” “our” and “us” refers to Rio Bravo Oil, Inc. and our wholly-owned subsidiary Pan American Oil Company, LLC.

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

Going Concern

The Company has incurred significant operating losses since its inception and has an accumulated deficit at September 30, 2013 of $6,671,435. In addition, as of September 30, 2013, the Company had a working capital deficit of $6.41 million and is currently unable to satisfy its debt obligations when they come due. Management expects that significant on-going operating and drilling expenditures will be necessary to successfully implement the Company’s drilling plans. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. Implementation of the Company’s plans and its ability to continue as a going concern depend upon its securing substantial additional financing.

The Company has only enough cash to operate into November 2013 and at the time of these financial statements, the #4H and #3 tiller wells were awaiting re-work to reduce water flow and to re-stimulate production. Management’s plans include efforts to obtain additional capital, although no assurances can be given about the Company’s ability to obtain such capital. If the Company is unable to obtain adequate additional financing or generate additional hydrocarbon production, it will be unable to continue its drilling plans and other activities and may be forced to cease operations. The consolidated financial statements presented herein do not include any adjustments that might result from the outcome of this uncertainty.

RIO BRAVO OIL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - MERGER WITH PAN AMERICAN OIL COMPANY, LLC

On February 14, 2012, the Company completed the acquisition of all of the outstanding member interests of Pan American Oil Company, LLC (“Pan Am”) at which time Pan Am became a wholly owned subsidiary of the Company. The purchase price of the member interests of Pan Am was 5,500,000 shares of Series A Preferred stock (see Note 8) plus the assumption of certain liabilities of Pan Am. Liabilities that were not assumed by the Company primarily consisted of a liability to deliver $500,000 worth of preferred shares, from an earlier acquisition by Pan Am (see below). This liability was distributed to the members of Pan Am immediately prior to the acquisition of Pan Am by the Company. The acquisition of Pan Am allowed the Company to enter the oil and gas industry and gain access to oil and gas leaseholds covering approximately 4,500 acres gross (2,143 net) within the Edwards formation in Texas. The Company acquired an approximate 63.5%/57% working interest (before/after pay out) and approximate 38% net revenue interest (after pay out) in the Edwards formation leaseholds in Caldwell and Guadeloupe counties in Texas. Immediately following the acquisition the Company changed its year end to December 31 to conform to that of Pan Am.

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

RIO BRAVO OIL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Concentrations

Upon acquisition of oil and gas field interests, the Company also became a party to joint operating agreements (“JOA’s”) that define the rights and responsibilities third party operators and passive interest holders. Under the JOA, the third party operator is responsible for acquiring customers to sell the oil and gas produced and to either performing or contracting out to other third parties to perform services necessary to continue and maintain undeveloped acreage. Currently all of the Company’s leasehold interests have as their third party operator Eagle Ford Oil Co. Inc. (see Note 12) which is controlled by the former managing member of both Pan Am Oil Co., LLC and Rio Bravo Oil, LLC.

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

Net Loss Per Share

Basic loss per share is calculated based on the weighted-average number of outstanding common shares. Diluted loss per share is calculated based on the weighted-average number of outstanding common shares plus the effect of dilutive potential common shares, using the treasury stock method. The Company’s calculation of diluted net loss per share excludes potential common shares as of September 30, 2013 and 2012 as the effect would be anti-dilutive (i.e. would reduce the loss per share). At September 30, 2013, warrants and preferred stock that were convertible into 12,528,453 shares of common stock were not included in the net loss per share calculation.

In accordance with SEC Accounting Series Release 280, the Company computes its income or loss applicable to common stock holders by subtracting dividends on preferred stock, including undeclared or unpaid dividends if cumulative, from it reported net income and reports the same on the face of its statement of operations.

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

In May 2012, the Company completed the acquisition of 80% of the leasehold interests and approximately 500 wells held by Eagle Ford Oil Co, Inc. (“Eagle Ford”). The purchase price of the leasehold interests and wells acquired was approximately $2 million in cash plus a note for $225,000 (of which $35,000 has been paid as of September 30, 2013) plus the assumption of certain liabilities. Prior to the acquisition, Pan Am advanced Eagle Ford approximately $906,000 which was deducted from the $2 million cash payment required to be made to Eagle Ford. The Company assumed Eagle Ford’s liabilities to the previous leaseholders, the bankruptcy estate of Caltex Swabbing Co. Those liabilities were primarily $295,000 of the original upfront cash purchase price paid that was still owing to the bankruptcy estate and “Option B” liability that requires the Company to pay to the bankruptcy estate $5,000 per well drilled for the first 200 wells and in the event that 200 wells are not drilled on or before March 16, 2016, the difference between $1 million and the amount paid per well becomes immediately due. In 2012, the Company paid $171,798 of the $295,000 assumed liability. The Company recorded the fair value amount of the debt at the time of acquisition in the amount of $726,921 using an 8% risk free rate. As of September 30, 2013 the amount of the debt was $818,455. The Company acquired 80% working interest and approximate 60% net revenue interest in the same acreage as the Edwards formation, but for all depths below and above the Edwards formation. Eagle Ford retained the third party operating rights to the Fields and also has 20% of its interest carried by the Company for all drilling and swabbing operations. The swabbing operation currently holds production for the entire leasehold. The results of operation for Eagle Ford are included herein starting on April 1, 2012.

NOTE 5 - OIL AND GAS PROPERTIES

Oil and gas properties consisted of the following as of September 30:

	September 30,	December 31,
	2013	2012

Proved properties	$17,749,802	$17,741,096
Unproved properties	-	-
	17,749,802	17,741,096
Accumulated depletion, depreciation and impairment	(39,988)	(24,377)
	17,709,814	17,716,719

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

RIO BRAVO OIL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The third drilling program was the drilling of a new horizontal well nearby to the wells drilled in the 2010 drilling program noted above, the Tiller #4H well. The Company incurred drilling costs of approximately $1.4 million for this well, which was undergoing testing as of September 30, 2013. As of the date of these financial statements the well was undergoing flow testing and the Company expects to be able to report production test results in the third quarter of 2013.

Depletion expense amounted to $15,610 and $12,636 for the nine months ended September 30, 2013 and 2012, respectively.

On September 26, 2013, the Company entered into two farmout agreements covering approximately 128 gross acres in Caldwell County, Texas with 0947388 BC, Ltd. covering depths within the eagle ford shale and buda formations. The farmout agreements called for 0947388 BC, Ltd. to drill a certain number of test, production and disposal wells in addition to five monthly payments of $200,000 in order to earn an approximate 70% working and 52.50% net revenue interest in the subject acreage. The first payment was required to be paid to the Company on or before September 30, 2013 with the remaining four payments due at the end of each following month. 0947388 BC, Ltd. did not meet its requirements under the farmout agreements as it did not make any payments through the date of this filing. Because of the breach of the agreement terms, the Company did not record any amounts under the farmout agreements.

NOTE 6 - FURNITURE, FIXTURES AND EQUIPMENT

Furniture, fixtures and equipment consisted of the following as of September 30:

	September 30,	December 31,
	2013	2012

Salvaged equipment from Luling Edwards exploration	$668,346	$668,346
Furniture, Computers and Equipment	14,939	-
Accumulated depreciation	(145,657)	(73,107)
	$537,628	$595,239

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

Depreciation expense for the nine months ended September 30, 2013 and 2012 was $72,551 and $28,834 respectively.

NOTE 7 - NOTES AND ADVANCES PAYABLE

In connection with the acquisition of Pan Am the Company acquired certain advances payable and short term bridge notes in the principal amount of $1,900,000 from two unaffiliated entities. Of the $1,900,000 borrowed, $600,000 was evidenced by an unsecured promissory note, had an interest rate of 10% per annum and was repaid March 2012. The remaining $1,300,000 borrowed was evidenced by a series of loan agreements all with essentially the same terms; interest at the rate of 6% per annum, unsecured, and due on the earlier of December 31, 2012 or upon demand. As of September 30, 2013, $350,000 was due on this loan. During the period ended September 30, 2013, the Company and the bridge note holders agreed to extend the maturity date of the notes to the earlier of December 31, 2014 or upon demand.

RIO BRAVO OIL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In addition, in 2011 Pan Am was advanced approximately $90,000 by a then related party. The advance is non-interest bearing, is unsecured and due on demand and as of September 30, 2013 the balance the Company owed is $84,965.

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

In connection with the $2.5 million notes noted above, the Company paid a 10% fee to and unrelated third party who helped facilitate the transaction. The fee is being amortized on a straight line basis over the life of the loans. Through September 30, 2013 the Company amortized approximately $201,422 to interest expense. At September 30, 2013, the entire principal balance of the loan of $2.5 million was outstanding.

On April 30, 2012, the Company received gross proceeds of $750,000 from the sale of a promissory note that matures on April 30, 2017, is unsecured and bears interest at the rate of 3% per annum. The note contains conversion privileges such that the holder may convert at any time into common stock of the Company at a conversion rate of $0.75 per share. The conversion feature includes standard anti-dilution provisions. The Company recorded a discount of $150,000 as a result of the beneficial conversion feature, and amortized approximately $13,829 of the discount through September 30, 2013. The balance owed at September 30, 2013 was $750,000.

On May 21, 2012, the Company received gross proceeds of $300,000 from the sale of a promissory note that originally matured on the earlier of December 31, 2012 or upon the Company raising $1,500,000 in debt or equity after the sale of the note, bears interest at the rate of 6% per annum and is unsecured. On December 24, 2012, the maturity date of the note was extended until March 31, 2013. The Company is still in negotiations with the lender to extend that maturity date and expects to complete extension in the fourth quarter of 2013. The amount owed at September 30, 2013 was $300,000.

In October 2012 through December 2012 the Company received gross proceeds of $ 1,635,000 from the sale of promissory notes that mature on the earlier of December 31, 2013 or upon the Company raising $1,500,000 in debt or equity after the sale of the notes. The notes bear interest at the rate of 6% per annum and are unsecured. The amount owed at September 30, 2013 was $1,635,000.

On May 25, 2012 the Company issued a note as part of the purchase price to acquire the 80% interest in the Eagle Ford Oil Co., Inc. oil and gas leaseholds (see Note 4) in the amount of $225,000 that matured on December 31, 2012, was unsecured and bears interest at the rate 5% per annum. As of September 30, 2013 the unpaid balance of the loan was $190,000. During the quarter ended September 30, 2013, the Company and the bridge note holders agreed to extend the maturity date of the notes to December 31, 2014.

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

On February 26, 2013, the Company received gross proceeds of $10,000 and issued a promissory note to DIT Equity Holdings, LLC in the same amount. The note bears interest at the rate of 6% per annum, is unsecured and is due on the earlier of March 7, 2014 or when the Company raises gross proceeds of $1.5 million in a debt or equity offering.

On February 26, 2013, the Company received gross proceeds of $45,000 and issued a promissory note to DIT Equity Holdings, LLC in the same amount. The note bears interest at the rate of 6% per annum, is unsecured and is due on the earlier of March 7, 2014 or when the Company raises gross proceeds of $1.5 million in a debt or equity offering.

On March 20, 2013, the Company received gross proceeds of $65,000 and issued a promissory note to Wiltomo Redemption Foundation in the same amount.  The note bears interest at the rate of 6% per annum, is unsecured and is due on March 20, 2014.

On April 2, 2013, the Company received gross proceeds of $45,000 and issued a promissory note to Wiltomo Redemption Foundation in the same amount.  The note bears interest at the rate of 6% per annum, is unsecured and is due on April 2, 2014.

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

On June 30, 2013, the Company received gross proceeds of $230,000 and issued a promissory note to DIT Equity Holdings, LLC in the same amount. The note bears interest at the rate of 6% per annum, is unsecured and is due on the earlier of September 30, 2014 or when the Company raises gross proceeds of $1.5 million in a debt or equity offering.

On July 25, 2013, the Company borrowed $50,000 and issued a note in the same principal amount to DIT Equity Holdings, LLC. The note bears interest at the rate of 6% per annum, is unsecured and matures on the earlier of July 31, 2014 or upon the Company successfully raising $1.5 million in an equity or debt offering.

On July 26, 2013, the Company borrowed $50,000 and issued a note in the same principal amount to DIT Equity Holdings, LLC. The note bears interest at the rate of 6% per annum, is unsecured and matures on the earlier of July 31, 2014 or upon the Company successfully raising $1.5 million in an equity or debt offering.

On August 1, 2013 the Company issued a promissory note in the amount of $290,000 to HII Technologies, Inc. HII Technologies Inc. provided oilfield service work in 2012 as a subcontractor for the third party operator. The note reduced the Company’s payable to the third party operator in the same amount. The note bears interest at the rate of 5% per annum, matures on July 31, 2014 and is secured by a collateral interest in one of the Company’s leaseholds covering approximately 240 acres in Caldwell County, Texas.

In August and September 2013, the Company received gross proceeds of $247,000 and issued two promissory notes for $130,000 and $117,000 respectively to an unrelated third party. The notes bears interest at the rate of 6% per annum, are unsecured and mature on the earlier of September 30, 2014 or upon the Company successfully raising $1.5 million in an equity or debt offering.

The company has delivered a 12 month promissory note in the amount of $250,000 to AES, LLC to cover outstanding payables related to work performed during drilling the DG Tiller #4H, and completion of the Tiller production facility.

NOTE 8 - PREFERRED STOCK

Series A

In connection with the acquisition of Pan Am, the Company issued 5,500,000 shares of Series A preferred stock as partial consideration for the purchase. The Series A preferred stock had an initial issue price of $1 per share and accrues a dividend quarterly to each holder at the rate of 3% per annum based on the original issue price, payable quarterly in cash or in kind. Series A preferred holders are required to have received all dividends before any dividend on common stock may be issued. The Series A preferred ranks senior to common stock in the event of a liquidation or winding up of the Company. The Series A preferred may be converted in whole or in part at any time at the option of the holder at the rate of 1 common share for each Series A Preferred, subject to adjustments as defined in the Series A certificate of designation. In addition, should the common stock of the Company trade in any over the counter market above $1.75 per share for a period of at least 30 consecutive trading days, the Company have an initial public offering of any class of securities in which gross proceeds are in excess of $50 million or consummate a merger in which the existing Company shareholders obtain less than 50% of the voting control of the combined entity, then the Series A preferred will automatically convert into the number of shares of common stock as the then conversion rate indicates. In the event that holders elect not to convert their Series A preferred or no automatic conversion is triggered, on January 31, 2019, the Series A preferred will become mandatorily redeemable for cash at its original issue price plus any unpaid dividends accrued as of that date. On the date of issuance, the Company determined that no beneficial conversion feature was present. As of September 30, 2013 the Company accrued $216,875 of Series A dividends.

RIO BRAVO OIL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In March 2012, the Company commenced a separate offering of up to 10 million shares of Series A preferred stock in a private placement. As of September 30, 2013, no funds had yet been raised under the offering.

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

NOTE 9 - COMMON STOCK

In May 2012 the Board of Directors adopted a stock compensation plan. The plan allows the Company to issue shares of common stock, options to purchase common stock or stock appreciation rights to employees, directors and consultants employed by the Company. The number of shares of common stock issuable under the plan is determined each January 1, such that the plan may issue shares of common stock or instruments to acquire common stock of the Company up to 15% of the then outstanding common stock of the Company. No awards were granted or outstanding during the period ending September 30, 2013.

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

RIO BRAVO OIL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 11 - NON CASH DISCLOSURES NOT MADE ELSEWHERE

During the three months ended September 30, 2013 the Company issued a promissory note to a subcontractor of its third party operator in the amount of $290,000. The liability to the operator was reclassified on the balance sheet from the caption accounts payable to the caption note payable.

No amounts were paid for income taxes in the periods presented in these financial statements.

NOTE 12 – ACQUISITION OF EAGLE FORD OIL CO, INC.

On September 12, 2013, the Company and the stockholders of Eagle Ford entered into a Stock Purchase Agreement (“SPA”) in which the Company agreed to acquire 100% of the issued and outstanding stock of Eagle Ford at which point Eagle Ford would become a wholly owned subsidiary of the Company. According to the terms of the SPA, the Company was required to pay $25,000 at the signing of the agreement, a further payment of $125,000 was required as of September 30, 2013 and by October 31, 2013 a final payment of $150,000 was required. The Company was only able to make the initial down payment. Because of the breach, the Company does not yet have control or own the stock of Eagle Ford and therefore has not consolidated the results of Eagle Ford as of September 30, 2013. The Company is attempting to negotiate extended terms or acquire financing to close the transaction however it is unable at this time to determine if that outcome is likely, and may be required to impair the initial investment should it be unable to obtain the necessary funding to consummate the transaction.

NOTE 13 – SUBSEQUENT EVENTS

The company continues to seek to develop the Farm out arrangement with 094 previously disclosed (see Note 7), and a further 90 day extension has been negotiated. In addition, the company has implemented capital expenditures aimed at developing production on its properties.  Specifically the company has recently replaced pumps on 4 wells in order to establish production.  The DG Tiller #3, a well perforated and frac stimulated in the Buda formation which had hydrocarbon shows, is also being placed on production.  The company also deepened the LL Cox #1 to the Buda formation, and has had an indication of hydrocarbons.  Further evaluation of completion for the well is underway.

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

In June 2012, the Company consummated two transactions to acquire additional leasehold rights to acreage in Guadeloupe and Caldwell Counties, Texas. In the first agreement, the Company entered into a purchase and sale agreement with Numa Luling, LLC in which the Company acquired all of Numa Luling, LLC’s right, title and interest (25% working interest and 25% net revenue interest, subject to 25% overriding royalty interest “ORRI”) in leasehold rights to the same formation, the Edwards formation, held by the Company. The purchase price for the acquisition of interests held by Numa Luling, LLC was 3,250,000 shares of Series B Preferred stock, which the Company valued at $3.466 million. The second acquisition was an asset purchase agreement with Eagle Ford Oil Co, Inc. in which the Company acquired 80% of the leasehold interests held by Eagle Ford Oil Co, Inc.. The leaseholds acquired are for depths other than the Edwards formation on the same acreage as the leaseholds owned by the Company. As part of the agreement, the Company agreed to carry the remaining 20% interest for drilling and swabbing operations, but not for leasehold operating expenses. The purchase price was payment of approximately $2 million in cash plus a note in the amount of $225,000 plus the assumption of certain payment obligations to the bankruptcy estate of the previous owner of the leasehold rights. One of the payment obligations calls for the Company to pay to the bankruptcy estate $5,000 per well drilled to a maximum of 200 wells and if that total is not met a balloon payment is due on March 16, 2016 for the difference between $1 million and the per well amount funded through March 16, 2016.

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

The third drilling program was the drilling of a new horizontal well nearby to the wells drilled in the 2010 drilling program noted above, the Tiller #4H well. The Company incurred drilling costs of approximately $1.38 million for this well, which was undergoing testing as of September 30, 2013. As of the date of these financial statements the well was undergoing flow testing and the Company expects to be able to report production test results in the third quarter of 2013.

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

On September 12, 2013, the Company and the stockholders of Eagle Ford entered into a Stock Purchase Agreement (“SPA”) in which the Company agreed to acquire 100% of the issued and outstanding stock of Eagle Ford at which point Eagle Ford would become a wholly owned subsidiary of the Company. According to the terms of the SPA, the Company was required to pay $25,000 at the signing of the agreement, a further payment of $125,000 was required as of September 30, 2013 and by October 31, 2013 a final payment of $150,000 was required. The Company was only able to make the initial down payment. Because of the breach, the Company does not yet have control or own the stock of Eagle Ford and therefore has not consolidated the results of Eagle Ford as of September 30, 2013. The Company is attempting to negotiate extended terms or acquire financing to close the transaction however it is unable at this time to determine if that outcome is likely, and may be required to impair the initial investment should it be unable to obtain the necessary funding to consummate the transaction.

On September 26, 2013, the Company entered into two farmout agreements covering approximately 128 gross acres in Caldwell County, Texas with 0947388 BC, Ltd. covering depths within the Eagle Ford shale and Buda formations. The farmout agreements called for 0947388 BC, Ltd. to drill a certain number of test, production and disposal wells in addition to five monthly payments of $200,000 in order to earn an approximate 70% working and 52.50% net revenue interest in the subject acreage. The first payment was required to be paid to the Company on or before September 30, 2013 with the remaining four payments due at the end of each following month. 0947388 BC, Ltd. did not meet its requirements under the farmout agreements as it did not make any payments through the date of this filing. Because of the nearly immediate breach of the agreement, the Company did not record any amounts under the farmout agreements.

Finance:

Debt:

In connection with the acquisition of Pan Am the Company acquired certain advances payable and short term bridge notes in the principal amount of $1,900,000 from two unaffiliated entities. Of the $1,900,000 borrowed, $600,000 was evidenced by an unsecured promissory note, had an interest rate of 10% per annum and was repaid March 2012. The remaining $1,300,000 borrowed was evidenced by a series of loan agreements all with essentially the same terms; interest at the rate of 6% per annum, unsecured, and due on the earlier of December 31, 2012 or upon demand. As of September 30, 2013, $350,000 was due on this loan. During the period ended September 30, 2013, the Company and the bridge note holders agreed to extend the maturity date of the notes to the earlier of December 31, 2014 or upon demand.

In addition, in 2011 Pan Am was advanced approximately $90,000 by a then related party. The advance is non-interest bearing, is unsecured and due on demand and as of September 30, 2013 the balance the Company owed is $84,965.

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

In connection with the $2.5 million notes noted above, the Company paid a 10% fee to and unrelated third party who helped facilitate the transaction. The fee is being amortized on a straight line basis over the life of the loans. Through September 30, 2013 the Company amortized approximately $201,422 to interest expense. At September 30, 2013, the entire principal balance of the loan of $2.5 million was outstanding.

On April 30, 2012, the Company received gross proceeds of $750,000 from the sale of a promissory note that matures on April 30, 2017, is unsecured and bears interest at the rate of 3% per annum. The note contains conversion privileges such that the holder may convert at any time into common stock of the Company at a conversion rate of $0.75 per share. The conversion feature includes standard anti-dilution provisions. The Company recorded a discount of $150,000 as a result of the beneficial conversion feature, and amortized approximately $13,829 of the discount through September 30, 2013. The balance owed at September 30, 2013 was $750,000.

On May 21, 2012, the Company received gross proceeds of $300,000 from the sale of a promissory note that originally matured on the earlier of December 31, 2012 or upon the Company raising $1,500,000 in debt or equity after the sale of the note, bears interest at the rate of 6% per annum and is unsecured. On December 24, 2012, the maturity date of the note was extended until March 31, 2013. The Company is still in negotiations with the lender to extend that maturity date and expects to complete extension in the fourth quarter of 2013. The amount owed at September 30, 2013 was $300,000.

In October 2012 through December 2012 the Company received gross proceeds of $1,635,000 from the sale of promissory notes that mature on the earlier of December 31, 2013 or upon the Company raising $1,500,000 in debt or equity after the sale of the notes. The notes bear interest at the rate of 6% per annum and are unsecured. The amount owed at September 30, 2013 was $1,635,000.

On May 25, 2012 the Company issued a note as part of the purchase price to acquire the 80% interest in the Eagle Ford Oil Co., Inc. oil and gas leaseholds in the amount of $225,000 that matured on December 31, 2012, was unsecured and bears interest at the rate 5% per annum. As of September 30, 2013 the unpaid balance of the loan was $190,000. During the quarter ended September 30, 2013, the Company and the bridge note holders agreed to extend the maturity date of the notes to December 31, 2014.

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

On February 26, 2013, the Company received gross proceeds of $10,000 and issued a promissory note to DIT Equity Holdings, LLC in the same amount. The note bears interest at the rate of 6% per annum, is unsecured and is due on the earlier of March 7, 2014 or when the Company raises gross proceeds of $1.5 million in a debt or equity offering.

On February 26, 2013, the Company received gross proceeds of $45,000 and issued a promissory note to DIT Equity Holdings, LLC in the same amount. The note bears interest at the rate of 6% per annum, is unsecured and is due on the earlier of March 7, 2014 or when the Company raises gross proceeds of $1.5 million in a debt or equity offering.

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

On July 25, 2013, the Company borrowed $50,000 and issued a note in the same principal amount to DIT Equity Holdings, LLC. The note bears interest at the rate of 6% per annum, is unsecured and matures on the earlier of July 31, 2014 or upon the Company successfully raising $1.5 million in an equity or debt offering.

On July 26, 2013, the Company borrowed $50,000 and issued a note in the same principal amount to DIT Equity Holdings, LLC. The note bears interest at the rate of 6% per annum, is unsecured and matures on the earlier of July 31, 2014 or upon the Company successfully raising $1.5 million in an equity or debt offering.

On August 1, 2013 the Company issued a promissory note in the amount of $290,000 to HII Technologies, Inc. HII Technologies Inc. provided oilfield service work in 2012 as a subcontractor for the third party operator. The note replaced the Company’s payable to the third party operator in the same amount. The note bears interest at the rate of 5% per annum, matures on July 31, 2014 and is secured by a collateral interest in one of the Company’s leaseholds covering approximately 240 acres in Caldwell County, Texas.

In August and September 2013, the Company received gross proceeds of $247,000 and issued two promissory notes for $130,000 and $117,000 respectively to an unrelated third party. The notes bears interest at the rate of 6% per annum, are unsecured and mature on the earlier of September 30, 2014 or upon the Company successfully raising $1.5 million in an equity or debt offering.

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

In May 2012 the Board of Directors adopted a stock compensation plan. The plan allows the Company to issue shares of common stock, options to purchase common stock or stock appreciation rights to employees, directors and consultants employed by the Company. The number of shares of common stock issuable under the plan is determined each January 1, such that the plan may issue shares of common stock or instruments to acquire common stock of the Company up to 15% of the then outstanding common stock of the Company. No awards were granted or outstanding during the period ending September 30, 2013.

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

Period Comparisons

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

Comparison of the three months ended September 30, 2013 to September 30, 2012

In the three months ended September 30, 2013 we had revenues of approximately $38,491 compared to revenues of $25,962 in the three months ended September 30, 2012. Revenues are derived from the sales of oil and gas attributable to our acquisition of leasehold rights from Eagle Ford Oil Co, Inc. We had no revenues prior to the acquisition of leasehold rights from Eagle Ford Oil Co, Inc. in 2012. Our leasehold operating costs were relatively unchanged at $282,953 in the three months ended September 30, 2013 and $282,585 in the three months ended September 30, 2013.

In the three months ended September 30, 2013, our general and administrative expenses increased by approximately $82,832 to $239,106 from approximately $156,274 in the three months ended September 30, 2012. We expect to see further increases in our general and administrative expenses in future periods as we hire additional staff and develop our business.

In the three months ended September 30, 2013, our professional fee expenses decreased to $99,853 from $218,364 in the three months ended September 30, 2012. The decrease was due to one-time charges incurred in the prior year due to the acquisition of Pan American Oil Company, LLC, the leasehold rights from Numa Luling, LLC and the leasehold rights from Eagle Ford Oil Co, Inc.

Depletion, Depreciation and Amortization expense increased in the three-month ended September 30, 2013 to $30,507 from $26,061 for the three months ended September 30, 2012. The increase resulted from our acquisition of Pan American Oil Company, LLC and the leasehold rights of Numa Luling, LLC and Eagle Ford Oil Company, LLC. In the future, should we be successful in our drilling program our depreciation, depletion and amortization will increase as we deplete our costs in the oil and gas property cost pool over our estimated total reserves.

Interest expense increased in the three months ended September 30, 2013 to $213,474 from $155,795 in the three months ended September 30, 2012. The increase was the result of our increased borrowings used to fund our drilling and work over activity.

Comparison of the nine months ended September 30, 2013 to September 30, 2012

In the nine months ended September 30, 2013 we had revenues of approximately $104,229 compared to revenues of $84,912 in the nine months ended September 30, 2012. Revenues are derived from the sales of oil and gas attributable to our acquisition of leasehold rights from Eagle Ford Oil Co, Inc. Our leasehold operating costs, increased to $1,346,234 in the nine months ended September 30, 2013 from $626,389 in the nine months ended September 30, 2013. The increase is attributable to increased development activity and increased work over costs.

In the nine months ended September 30, 2013, our general and administrative expenses decreased by approximately $214,621 to $559,257 from approximately $773,878 in the nine months ended September 30, 2012. The decrease was due to one-time charges incurred in the prior year due to the acquisition of Pan American Oil Company, LLC, the leasehold rights from Numa Luling, LLC and the leasehold rights from Eagle Ford Oil Co, Inc. We expect to see further increases in our general and administrative expenses in future periods as we hire additional staff and develop our business.

In the nine months ended September 30, 2013, our professional fee expenses decreased to $388,989 from $871,375 in the nine months ended September 30, 2012. The decrease was due to one-time charges incurred in the prior year due to the acquisition of Pan American Oil Company, LLC, the leasehold rights from Numa Luling, LLC and the leasehold rights from Eagle Ford Oil Co, Inc.

Depletion, Depreciation and Amortization expense increased in the nine-month ended September 30, 2013 to $88,161 from $53,329 for the nine months ended September 30, 2012. The increase resulted from our acquisition of Pan American Oil Company, LLC and the leasehold rights of Numa Luling, LLC and Eagle Ford Oil Company, LLC. In the future, should we be successful in our drilling program our depreciation, depletion and amortization will increase as we deplete our costs in the oil and gas property cost pool over our estimated total reserves.

Interest expense increased in the nine months ended September 30, 2013 to $610,122 from $364,520 in the nine months ended September 30, 2012. The increase was the result of our increased borrowings plus the assumption of certain bridge notes from our acquisition of Pan American Oil Company, LLC with the related amortization of deferred loan fees and the accretion from the asset retirement obligation we incurred in connection with the purchase of the leasehold rights from Eagle Ford Oil Co, Inc.

Liquidity and Capital Resources

Liquidity

As of September 30, 2013 we had approximately $602 in cash, a working capital deficit of approximately $6,428,624 and an accumulated deficit of approximately $6,671,435. Total Stockholders’ deficit at September 30, 2013 was approximately $445,000. Total debt at September 30, 2013, excluding the discount on the Option B liability, was approximately $8.539 million, a change of $1.59 million from approximately $6.949 million at December 31, 2012. Our operating activities used approximately $1,419,920 in cash for the nine months ended September 30, 2013. Our investing activities used $33,706. The Company has only enough cash to operate into November 2013. Management's plans include efforts to obtain additional capital, although no assurances can be given about the Company's ability to obtain such capital. If the Company is unable to obtain adequate additional financing or generate additional hydrocarbon production revenues, it will be unable to continue its drilling plans and other activities and may be forced to cease operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2013. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are not designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 25, 2013, the Company borrowed $50,000 and issued a note in the same principal amount to DIT Equity Holdings, LLC. The note bears interest at the rate of 6% per annum, is unsecured and matures on the earlier of July 31, 2014 or upon the Company successfully raising $1.5 million in an equity or debt offering.

On July 26, 2013, the Company borrowed $50,000 and issued a note in the same principal amount to DIT Equity Holdings, LLC. The note bears interest at the rate of 6% per annum, is unsecured and matures on the earlier of July 31, 2014 or upon the Company successfully raising $1.5 million in an equity or debt offering.

On August 1, 2013 the Company issued a promissory note in the amount of $290,000 to HII Technologies, Inc. HII Technologies Inc. provided oilfield service work in 2012 as a subcontractor for the third party operator. The note reduced the Company’s payable to the third party operator in the same amount. The note bears interest at the rate of 5% per annum, matures on July 31, 2014 and is secured by a collateral interest in one of the Company’s leaseholds covering approximately 240 acres in Caldwell County, Texas.

In August and September 2013, the Company received gross proceeds of $247,000 and issued two promissory notes for $130,000 and $117,000 respectively to an unrelated third party. The notes bears interest at the rate of 6% per annum, are unsecured and mature on the earlier of September 30, 2014 or upon the Company successfully raising $1.5 million in an equity or debt offering.

The proceeds from each of the above-indicated Promissory Notes were used for general working capital purposes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

None.

ITEM 5. OTHER INFORMATION

The Company continues to seek to develop the previously-disclosed Farm out arrangement with 094, and a further 90 day extension has been negotiated. In addition, the Company has implemented capital expenditures aimed at developing production on its properties.  Specifically the Company has recently replaced pumps on four wells in order to establish production.  The DG Tiller #3, a well perforated and frac stimulated in the Buda formation which had hydrocarbon shows, is also being placed on production.  The company also deepened the LL Cox #1 to the Buda formation, and has had an indication of hydrocarbons.  Further evaluation of completion for the well is underway.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2013.

RIO BRAVO OIL, INC.

By:	/s/ Thomas Bowman
Thomas Bowman
Chief Executive Officer and
Director (Principal Executive Officer)

By:	/s/ Carlos M. Buchanan, II
Carlos E. Buchanan II
Chief Financial Officer and
Director (Principal Financial Officer)

