Form 10-K
period 2013-12-31
Rio Bravo Oil, Inc.
filed 2014-04-14
CIK 1502774

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2013

Transition Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934

for the transition period from _______________ to _______________

Commission File Number: 000-54564

RIO BRAVO OIL, INC.
(Exact name of small Business Issuer as specified in its charter)

Nevada	42-1771917
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

2425 Fountainview, Suite 300,	77057
Houston, TX 77057

(Address of principal executive offices)	(Zip Code)

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2013)—$22,042,011 (calculated based upon 29,002,647 shares at $0.76 per share)

State the number of shares outstanding of the registrant's $.001 par value common stock as of the close of business on the latest practicable date (April 9, 2014):  33,142,686

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

The Management of the Company adopted a strategy of developing a growth-oriented independent energy and production company with a focus on development of proven undeveloped reservoirs and expansion of fields through unconventional methods of resource development. The Company began to execute this strategy through it’s acquisitions and aggregation of certain working interests located within the Luling Edwards, Darst Creek Luling Branyon, and Salt Flat fields in Texas, (collectively referred to as the “Luling Edwards Fields”). It had been the Company’s strategy to acquire certain significant working interests and assets within productive Edwards reservoirs, to additionally acquire additional rights associated with its targeted leases and to obtain secondary development opportunities.

In February 2014, the Company and Eagle Ford Oil, Inc. (‘Eagle Ford”) entered into an asset purchase agreement whereby the Company sold to Eagle Ford all of its interest in all of its oil and gas leaseholds. As consideration, the Company received a promissory note in the amount of $500,000 and Eagle Ford agreed to take over all of the associated liabilities of the Company in respect to those leaseholds. In addition, Eagle Ford conveyed to the Company an unencumbered 10% carried working interest in all of the leaseholds sold to Eagle Ford.

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

The second acquisition was an asset purchase agreement with Eagle Ford in which the Company acquired 80% of the leasehold interests held by Eagle Ford. The leaseholds acquired were for depths other than the Edwards formation on the same acreage as the leaseholds owned by the Company. As part of the agreement, the Company agreed to carry the remaining 20% interest for drilling and swabbing operations, but not for leasehold operating expenses. The purchase price was payment of approximately $2 million in cash plus a note in the amount of $225,000 plus the assumption of certain payment obligations to the bankruptcy estate of the previous owner of the leasehold rights. One of the payment obligations calls for the Company to pay to the bankruptcy estate $5,000 per well drilled to a maximum of 200 wells and if that total is not met, a balloon payment is due on March 16, 2016 for the difference between $1 million and the per well amount funded through March 16, 2016.

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

The second program started was a small workover program covering 4 previously inactive wells in the Austin chalk formation that were acquired in the purchase of the leasehold interest acquired from Eagle Ford.

The third drilling program was the drilling of a new horizontal well nearby to the wells drilled in the 2010 drilling program noted above, the Tiller #4H well.

In January 2013, the Company and 0947388 BC Ltd. (“094”) entered into a letter of intent for 094 to farm into the Edwards formation assets acquired through its acquisition of Pan American Oil Company, LLC (see Note 2) and Numa Luling, LLC (see Note 4) and also the 80% interest in certain leasehold interests acquired from Eagle Ford Oil Co., Inc. (see Note 4). The Company and 094 were unable to successfully negotiate a farm-in by 094. At the time of entering the letter of intent, 094 paid a deposit of $300,000. That deposit remains outstanding as of December 31, 2013 and is included in short term notes payable.

In the third quarter of 2013, the Company entered into an agreement to acquire Eagle Ford. The purchase price was $300,000 plus the assumption of all of its outstanding liabilities. Acquisition of Eagle Ford would have increased the Company’s ownership in the leasehold interests acquired from an 80% working interest to a 100% working interest and it would have also given them the ability to act as operator for their own and other leasehold interest should they have choosen to do so. The Company was required to pay $25,000 at close and then another $125,000 on or before September 30, 2013 with the final $150,000 due on or before October 31, 2013. The Company was only able to make the first $25,000 payment and a further $15,000 payment in the fourth quarter. By year-end, the transaction was abandoned and the Company wrote off the $40,000 investment. The failure to obtain financing for the deal led the Company at the end of 2013 to approve a plan to attempt to sell substantially all of its oil and gas assets in order to reduce its cash flow deficit from its leasehold working interests.

In February 2014, the Company entered into a sale agreement with Eagle Ford, the current operator for its oil field interests, such that the Company sold the entirety of its working and net revenue interests in all of its oil field leaseholds and also sold all of its salvage equipment obtained through its acquisitions. In addition, Eagle Ford agreed to take over all of the Company’s payables related to the leasehold interests and all of the remaining obligations incurred by the Company when it acquired its leasehold interests from Eagle Ford back in 2012. As consideration Eagle Ford issued a note to the Company in the amount of $500,000 plus a 10% carried working interest in the oil field leaseholds sold to Eagle Ford. The 10% carried working interest is subject to the existing 25% overriding royalty interests that exist on the leaseholds. The Company’s carried working interest means it is not obligated for any cash calls for any drilling or re-work drilling activity and is only obligated for 10% of the leasehold operating expenses.

Finance:

Debt:

In October 2012 through December 2012 the Company received gross proceeds of $ 1,635,000 from the sale of promissory notes to two stockholders that mature on the earlier of December 31, 2013 or upon the Company raising $1,500,000 in debt or equity after the sale of the notes. The notes bear interest at the rate of 6% per annum and are unsecured. During 2013, the Company borrowed an additional $1,267,600 from the same two stockholders on essentially the same terms with maturity dates ranging from January 2014, through September 2014. The amount owed at December 31, 2013 was $2,902,600. The Company is attempting to negotiate an extension of the maturity date of these notes.

In March and April 2013, the Company received gross proceeds of $110,000 from an unrelated third party and issued promissory notes in the same amount. Those notes bear interest at the rate of 6% per annum, are unsecured and mature on the earlier of the one-year anniversary of the notes or upon the Company obtaining $1.5 mm in financing.

On August 1, 2013, the Company entered into a secured promissory note with HII Technologies, Inc. (“HII”) for $290,000. The Company entered into the promissory note to forestall mechanics lien issues with the Company’s leaseholds. HII was a drilling supplier for Eagle Ford who, because of its own financial stress, had been unable to timely pay its suppliers, including HII. The Company and Eagle Ford agreed to reduce the Company’s operator payable to Eagle Ford by the same amount of the promissory note. The loan agreement bears interest at the rate of 5% per annum and matures on or before July 31, 2014. The loan is secured by a lien on the Company leasehold interest in 204 acres in Caldwell County, Texas.

In the first quarter of 2014, the Company was advanced $89,000 by a shareholder of the Company and an additional $37,000 by an unrelated third party. In March and April 2014, the CEO advanced the Company $17,000.

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

COMMON STOCK:

On February 15, 2012. A 35 for one forward stock split of the Company’s Common Stock par value $0.001 became effective

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

On March 11, 2013, Marvin Markman converted 100,000 shares of Series A Preferred Stock into 111,000 shares of Common Stock.

On In March 2014, Varexco Development, LLC converted 500,000 shares of Series A Preferred Stock into 550,000 shares of Common Stock.

Employees

As of December 31, 2013, the Company had one part-time and no full-time employees.

ITEM 1A.  RISK FACTORS

Not required as the Company is a “smaller reporting company”.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES.

Offices

At this time, the Company maintains its designated office at 2425 Fountainview, Suite 300, Houston, TX 77057 on a gratis basis. At some time in the future, it is expected that the Company expects to have its own offices and will enter into a lease for such offices.

Oil and Gas Properties

The Company currently holds certain participating interests located primarily in the Salt Flat and Luling Branyon fields in Caldwell and Guadalupe Counties, Texas. Production in these fields is primarily from the Lower Cretaceous Edwards Formation and Buda Formations in the acreage held by Rio Bravo.  The Edwards Formation(s) is the geologic strata commonly referred to as the Edwards Limestone, which is identified by electric log analysis between the depths of 2,825 feet and 2,920 feet in the Eagle Ford Oil Co. Inc. (“Eagle Ford”) D. G. Tiller #1 SW disposal well bearing API Number 42-055-34932 located in the Gerron Hinds Survey, A-13 of Caldwell County, Texas.

During the Third Quarter 2013 the company drilled the LL Cox #1 well as a recompletion into the Buda formation.  Management has determined that the well requires a frac stimulation to determine its ability to obtain commercial production. Subsequent to drilling the Tiller 4H, a horizontal well into the Edwards formation, production test on the well did not produce commercial quantities of hydrocarbons. Hydrocarbon shows were seen and produced from the Tiller Wells # 3H (a Buda well), 10, 4, 26E, and the (the Austin Chalk wells) after they were completed in 2013, and production rate tests were established from ½ bbl to 3 bbls per day per well but due to capital constraints their full production capability was not achieved.  Additional production was achieved from a swabbing units periodic testing of wellbores in preparation to return temporarily abandoned wells to production.  No field operations are currently planned by the Company for 2014.

As disclosed previously, in February 2014, the Company entered into a sale agreement with Eagle Ford such that the Company sold to Eagle Ford all of its oil and gas leasehold interests and received as compensation a promissory note in the amount of $500,000, the assumption by Eagle Ford of certain liabilities attributable to field operations and a 10% carried working interest in all of the oil and gas leaseholds sold to Eagle Ford. Due to the sale in 2014, our operations in 2014 will be substantially curtailed. We will no longer be responsible for any capital calls in regards to the development of the oil and gas leaseholds, in addition, we will not be responsible for certain workover costs. Our only responsibility in regards to our carried interest, is in regards to normal leasehold operating costs.

Summary of Oil and Natural Gas Reserves

Proved Reserves

The following table sets forth our estimated net proved reserves as of December 31, 2013.

Estimated Proved Reserves Data:(1)	Oil (MBbls)
Proved developed not producing reserves	249
Proved undeveloped reserves	-
Total proved reserves	249

(1)	Prices used are based on the 12-month unweighted arithmetic average of the first-day-of-the-month price for each month in the period January 2013 through December 2013. For oil volumes, the average WTI posted price of approximately $97 per Bbl is adjusted for quality, transportation fees and a regional price differential. The adjusted oil and natural gas prices of $90 per barrel are held constant throughout the lives of the properties.

Estimates of proved developed and undeveloped reserves are inherently imprecise and are continually subject to revision based on production history, results of additional exploration and development, price changes and other factors. See “— Qualifications of Technical Persons and Internal Controls Over Reserves Estimation Process.”

At December 31, 2013, our estimated proved reserves were 249 MBoe. Our estimated proved reserves were essentially unchanged, increasing by approximately 1 MBoe over 2012 which reflects 2013 production.

Proved Undeveloped Reserves

Our proved undeveloped reserves at December 31, 2013 were 0 MBoe. We reduced our reserves in 2013 due to our current financial condition. We need approximately $16 million to exploit our current undeveloped reserves and at present are unable to commit such funds.

Qualifications of Technical Persons and Internal Controls Over Reserves Estimation Process

Our reserve reports were prepared by Wilbur Hammock (“Hammock”), independent petroleum engineer. Hammock estimated, in accordance with petroleum engineering and evaluation principles set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserve Information promulgated by the Society of Petroleum Engineers (“SPE Standards”) and definitions and guidelines established by the SEC, 100% of the proved reserve information for our properties as of December 31, 2013.

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

Summary of Oil and Natural Gas Properties and Projects

Production, Price and Cost History

The following table presents net production sold, average sales prices and production costs and expenses for the years ended December 31, 2013 and 2012.

	Year Ended December 31,
	2013	2012
(dollars in thousands, except per unit prices)
Revenue
Oil and natural gas sales	$122	$102
Net production sold
Oil (Bbl)	1,398	1,052
Natural gas (Mcf)	—	—
Total (Boe)	1,398	1,052
Average sales prices
Oil ($/Bbl)	$88.00	$96.54
Natural gas ($/Mcf)	—	—
Total average price ($/Boe)	$88.00	$96,54
Costs and expenses (per Boe)
Production taxes	$6.27	$6.27
Lease operating expenses	1,062.00	759.87

Developed and Undeveloped Acreage

The following table presents our total gross and net developed and undeveloped acreage by region as of December 31, 2013:

	Developed Acres		Undeveloped Acres
	Gross(1)	Net(2)	Gross(1)	Net(2)
Caldwell County	1,800	1,400	2,700	2,160

(1)	“Gross” means the total number of acres in which we have a working interest.

(2)	“Net” means the sum of the fractional working interests that we own in gross acres.

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

			% of Total
	Undeveloped (Acres)		Undeveloped
As of December 31,	Gross(1)	Net(2)	Net(2)
2014	800	640	30%
2015	1250	1000	46%
2016	650	520	24%
2017	0	—	—
2018	0	—	—

(1)	“Gross” means the total number of acres in which we have a working interest.

(2)	“Net” means the sum of the fractional working interests that we own in gross acres.

Productive Wells

The following table presents the total gross and net productive wells by area and by oil or natural gas completion as of December 31, 2013:

	Oil Wells
	Gross(1)	Net(2)
Texas	27	25.5

(1)	“Gross” means the total number of wells in which we have a working interest.

(2)	“Net” means the sum of the fractional working interests that we own in gross wells.

Drilling Activity

The following table summarizes the number of net productive and dry development wells and net productive and dry exploratory wells we drilled during the periods indicated and refers to the number of wells completed during the period, regardless of when drilling was initiated. At December 31, 2013, we had no wells being drilled and one (1) no well awaiting completion.

	Development Wells		Exploratory Wells
Fiscal Year Ended May 31,	Productive	Dry	Productive	Dry
2013	—		—1	1—
2012	—	—	—	—

ITEM 3.   LEGAL PROCEEDINGS

As of December 31, 2013, the Company was not a party to any pending or threatened legal proceedings.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.         MARKET FOR REGISTRANT’S COMMON EQUITY; RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Beginning on March 17, 2011, our Common Stock was quoted on the OTC Bulletin Board under the symbol “RIOB”.

The following table shows the high and low prices of our common shares on the OTC Bulletin Board for each quarter for fiscal years 2011-2013. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Period	High	Low
January 1, 2011-March 31, 2011	N/A	N/A
April 1, 2011-June 30, 2011	$0.00	$0.00
July 1, 2011-September 30, 2011	$0.25	$0.15
October 1, 2011-December 31, 2011	$0.25	$0.15
January 1, 2012-March 31, 2012	$1.07	$0.99
April 1, 2012-June 30, 2012	$1.03	$0.75
July 1, 2012-September 30, 2012	$0.98	$0.77
October 1, 2012-December 31, 2012	$0.90	$0.70
January 1, 2013-March 31, 2013	$1.03	$0.64
April 1, 2013-June 30, 2013	$1.00	$0.75
July 1, 2013-September 30, 2013	$0.78	$0.61
October 1, 2013-December 31, 2013	$1.05	$0.60

The market price of our common stock is highly volatile and is subject to fluctuations in response to variations in operating results, public announcements or other events or factors. Our stock price may also be affected by broader market trends unrelated to our performance.

Holders

As of April 9, 2014 there were 33,142,686 shares of common stock outstanding and approximately 28 stockholders of record, including 19,535,990 shares held by CEDE & Co.

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

Securities Authorized for Issuance Under Equity Compensation Plans

There are no outstanding options or warrants to purchase shares of our common stock under any equity compensation plans. As a result, we did not have any options, warrants or rights outstanding as of December 31, 2013.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-0-	-0-	-0-
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	-0-	-0-	-0-

RECENT SALES OF UNREGISTERED SECURITIES

Below is a list of securities sold by us from January 1, 2013 through April 9, 2014 which were not registered under the Securities Act.

Name of Purchaser	Issue Date	Security	Shares	Consideration
Marvin Markman (1)	Mar 11, 2013	Common	100,000	Pref. Conversion
Varexco Development, LLC (2)	Dec 9, 2013	Common	450,000	Pref. Conversion
Arthur K & Mavel Vera JTTEN (2),	Dec 9, 2013	Common	50,000	Pref. Conversion
Adrian Eugene Wade III & Anneleise Reagan Layne Vera JTTEN (2)	Dec 9, 2013	Common	50,000	Pref. Conversion

(1)	Marvin Markman converted 100,000 shares of Series A Preferred Stock into 111,000 shares of Common Stock on March 11, 2013.

(2)	Varexco Development, LLC converted 500,000 shares of Series A Preferred Stock into an aggregate of 550,000 shares of Common Stock on December 9, 2013.

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

The Management of the Company had adopted a strategy of developing a growth-oriented independent energy and production company with a focus on development of proven undeveloped reservoirs and expansion of fields through unconventional methods of resource development. The Company began to execute this strategy through it’s acquisitions and aggregation of certain working interests located within the Luling Edwards, Darst Creek Luling Branyon, and Salt Flat fields in Texas, (collectively referred to as the “Luling Edwards Fields”). It had been the Company’s strategy to acquire certain significant working interests and assets within productive Edwards reservoirs, to additionally acquire additional rights associated with its targeted leases and to obtain secondary development opportunities.

In February 2014, the Company and Eagle Ford Oil, Inc. (‘Eagle Ford”) entered into an asset purchase agreement whereby the Company sold to Eagle Ford all of its interest in all of its oil and gas leaseholds. As consideration, the Company received a promissory note in the amount of $500,000 and Eagle Ford agreed to take over all of the associated liabilities of the Company in respect to those leaseholds. In addition, Eagle Ford conveyed to the Company an unencumbered 10% carried working interest in all of the leaseholds sold to Eagle Ford.

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

The second acquisition was an asset purchase agreement with Eagle Ford in which the Company acquired 80% of the leasehold interests held by Eagle Ford. The leaseholds acquired were for depths other than the Edwards formation on the same acreage as the leaseholds owned by the Company. As part of the agreement, the Company agreed to carry the remaining 20% interest for drilling and swabbing operations, but not for leasehold operating expenses. The purchase price was payment of approximately $2 million in cash plus a note in the amount of $225,000 plus the assumption of certain payment obligations to the bankruptcy estate of the previous owner of the leasehold rights. One of the payment obligations calls for the Company to pay to the bankruptcy estate $5,000 per well drilled to a maximum of 200 wells and if that total is not met, a balloon payment is due on March 16, 2016 for the difference between $1 million and the per well amount funded through March 16, 2016.

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

The second program started was a small workover program covering 4 previously inactive wells in the Austin chalk formation that were acquired in the purchase of the leasehold interest acquired from Eagle Ford.

The third drilling program was the drilling of a new horizontal well nearby to the wells drilled in the 2010 drilling program noted above, the Tiller #4H well.

In January 2013, the Company and 0947388 BC Ltd. (“094”) entered into a letter of intent for 094 to farm into the Edwards formation assets acquired through its acquisition of Pan American Oil Company, LLC (see Note 2) and Numa Luling, LLC (see Note 4) and also the 80% interest in certain leasehold interests acquired from Eagle Ford Oil Co., Inc. (see Note 4). The Company and 094 were unable to successfully negotiate a farm-in by 094. At the time of entering the letter of intent, 094 paid a deposit of $300,000. That deposit remains outstanding as of December 31, 2013 and is included in short term notes payable.

In the third quarter of 2013, the Company entered into an agreement to acquire Eagle Ford. The purchase price was $300,000 plus the assumption of all of its outstanding liabilities. Acquisition of Eagle Ford would increase the Company’s ownership in the leasehold interests acquired from an 80% working interest to a 100% working interest and it would also give them the ability to act as operator for their own and other leasehold interest should they choose to do so. The Company was required to pay $25,000 at close and then another $125,000 on or before September 30, 2013 with the final $150,000 due on or before October 31, 2013. The Company was only able to make the first $25,000 payment and a further $15,000 payment in the fourth quarter. By year-end, the transaction was abandoned and the Company wrote off the $40,000 investment. The failure to obtain financing for the deal led the Company at the end of 2013 to approve a plan to attempt to sell substantially all of its oil and gas assets in order to reduce its cash flow deficit from its leasehold working interests.

In February 2014, the Company entered into a sale agreement with Eagle Ford, the current operator for its oil field interests, such that the Company sold the entirety of its working and net revenue interests in all of its oil field leaseholds and also sold all of its salvage equipment obtained through its acquisitions. In addition, Eagle Ford agreed to take over all of the Company’s payables related to the leasehold interests and all of the remaining obligations incurred by the Company when it acquired its leasehold interests from Eagle Ford back in 2012. As consideration Eagle Ford issued a note to the Company in the amount of $500,000 plus a 10% carried working interest in the oil field leaseholds sold to Eagle Ford. The 10% carried working interest is subject to the existing 25% overriding royalty interests that exist on the leaseholds. The Company’s carried working interest means it is not obligated for any cash calls for any drilling or re-work drilling activity and is only obligated for 10% of the leasehold operating expenses.

Finance:

Debt:

In October 2012 through December 2012 the Company received gross proceeds of $ 1,635,000 from the sale of promissory notes to two stockholders that mature on the earlier of December 31, 2013 or upon the Company raising $1,500,000 in debt or equity after the sale of the notes. The notes bear interest at the rate of 6% per annum and are unsecured. During 2013, the Company borrowed an additional $1,267,600 from the same two stockholders on essentially the same terms with maturity dates ranging from January 2014, through September 2014. The amount owed at December 31, 2013 was $2,902,600. The Company is attempting to negotiate an extension of the maturity date of these notes.

In March and April 2013, the Company received gross proceeds of $110,000 from an unrelated third party and issued promissory notes in the same amount. Those notes bear interest at the rate of 6% per annum, are unsecured and mature on the earlier of the one-year anniversary of the notes or upon the Company obtaining $1.5 mm in financing.

On August 1, 2013, the Company entered into a secured promissory note with HII Technologies, Inc. (“HII”) for $290,000. The Company entered into the promissory note to forestall mechanics lien issues with the Company’s leaseholds. HII was a drilling supplier for Eagle Ford who, because of its own financial stress, had been unable to timely pay its suppliers, including HII. The Company and Eagle Ford agreed to reduce the Company’s operator payable to Eagle Ford by the same amount of the promissory note. The loan agreement bears interest at the rate of 5% per annum and matures on or before July 31, 2014. The loan is secured by a lien on the Company leasehold interest in 204 acres in Caldwell County, Texas.

In the first quarter of 2014, the Company was advanced $89,000 by a shareholder of the Company and an additional $37,000 by an unrelated third party. In March and April 2014, the CEO advanced the Company $17,000.

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

COMMON STOCK:

On February 15, 2012. A 35 for one forward stock split of the Company’s Common Stock par value $0.001 became effective

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

On March 11, 2013, Marvin Markman converted 100,000 shares of Series A Preferred Stock into 111,000 shares of Common Stock.

On December 9, 2013, Varexco Development, LLC converted 500,000 shares of Series A Preferred Stock into 550,000 shares of Common Stock.

We will need substantial additional capital to support our proposed future energy operations or should we choose to engage in a different line of business. No representation is made that any funds will be available when needed. In the event funds cannot be raised when needed, we may not be able to carry out our business plan, may never achieve sales or royalty income, and could fail in business as a result of these uncertainties.

Comparison of the year ended December 31, 2013 to December 31, 2012

In February 2012, we entered the oil and gas exploration and development industry upon our acquisition of Pan American Oil Company, LLC, which has leasehold interests in approximately 4500 gross acres in the Edwards formation in Caldwell and Guadeloupe counties in Texas. For the year ended December 31, 2013 our net loss from operations increased by approximately $10,429,357 to $13,315,973 from $2,886,616 for the year ended December 31, 2012. The increased loss can be attributed to the following:

•	An increase in leasehold operating and workover expense of $685,815 over fiscal year 2012 levels. The increase in leasehold operating expenses was the result of an increase in workover activity. The workover activity was an attempt to re-stimulate additional production in a number of wells that had incurred problems of sediment buildup which had resulted in reduced production during 2013.

•	An increase of $10,633,269 in depreciation, amortization and impairment expense over fiscal year 2012 levels. Included in depreciation, amortization and impairment in 2013 is an impairment charge for $10,607,064, which resulted from the difference in carrying value of the Company’s oil and gas assets at December 31, 2013 and the expected value of the 10% carried working interest plus divestiture of certain liabilities.

Partially offset by a decrease of $668,114 in professional fees from fiscal year 2012 levels.

Our revenues from the sale of oil and gas increased slightly over fiscal year 2012 levels, with revenues of $120,153 in fiscal year 2013 compared to $101,556 in fiscal year 2012. Revenues were attributable to our acquisition of leasehold rights from Eagle Ford Oil Co, Inc.

In the year ended December 31, 2013, our general and administrative expenses decreased by approximately $203,016 to $614,856 from $817,872 in the year ended December 31, 2012. The reduction of general and administrative expenses in 2013 was primarily the result of reduced consulting expenses in 2013 from 2012 of approximately $200,000.

 In the year ended December 31, 2013, our professional fee expenses decreased to $605,316 from $1,273,430 in the year ended December 31, 2012. The decrease was primarily due to non-recurring expenses with respect to certain regulatory requirements as a public company and our acquisition of properties from Pan American Oil Company, LLC, the leasehold rights from Numa Luling, LLC and the leasehold rights from Eagle Ford Oil Co, Inc. which occurred in fiscal year 2012.

Depletion, Depreciation, Amortization and Impairment expense increased in the year ended December 31, 2013 to $10,730,753 from $97,484 for the year ended December 31, 2012. The increase was primarily due to incurring an impairment charge at December 31, 2013 amounting to $10,607,064.

Interest expense increased in the year ended December 31, 2013 by approximately $244,910 to $812,751 from $567,841 in the year ended December 31, 2012. The increase was the result of increased borrowings and the related amortization of deferred loan fees and the accretion from the asset retirement obligation we incurred in connection with the purchase of the leasehold rights from Eagle Ford Oil Co, Inc.

Liquidity and Capital Resources

Liquidity

As of December 31, 2013 we had $-0- in cash, a working capital deficit of $9,452,654 and an accumulated deficit of approximately $17,957,915. Total Stockholders’ deficit at December 31, 2013 was approximately $11,731,475. Total debt, including advances and other notes payable at December 31, 2013 and excluding discounts on notes and other liabilities, was approximately $10.072 million, a change of $3,164 million from approximately $6.908 million at December 31, 2012. Our operating activities used $1,656,982 in cash for the year ended December 31, 2013. Our investing activities used $64,086. We believe that we do not have sufficient cash on hand to fund all of our projected development activities for the next twelve months. If we are unable to raise sufficient cash, we may need to curtail certain development activities.

Due to our sale of substantially all of our working interests in oil and gas leaseholds in February 2014 to Eagle Ford and the retention of a 10% carried working interest in those same fields, we expect to be able to substantially curtail our outgoing cash flows during 2014 and beyond with respect to these oil and gas leaseholds. We will not be responsible for any capital calls in regards to any new drilling or workover programs and will only be responsible for our 10% share of leasehold operating costs. We will however be able to fully participate through our 10% carried working interest in any upside should Eagle Ford be able to successfully complete any new drilling or workover programs. Due to our now having a carried working interest, we will no longer be consulted by Eagle Ford as it contemplates any new drilling or workover projects.

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

Set forth below are the audited financial statements for the Company for the period ended December 31, 2013 and 2012 and from inception (June 6, 2010) through December 31, 2013, and the report thereon of L J Soldinger Associates, LLC. “Predecessor Business” financial statements are also included within the Company’s financial statements for the period January 1, 2012 through February 14, 2012.

RIO BRAVO OIL, INC.

(An Exploration Stage Company)

December 31, 2013 and 2012

C O N T E N T S

Page

Reports of Independent Registered Public Accounting Firm	F - 2

Consolidated Balance Sheets	F – 4

Consolidated Statements of Operations	F - 5

Consolidated Statements of Cash Flows	F - 7

Consolidated Statement of Stockholders’ (Deficit) Equity	F – 9

Notes to Consolidated Financial Statements	F - 11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Rio Bravo Oil, Inc.:

We have audited the accompanying consolidated balance sheets of Rio Bravo Oil, Inc. (Successor) as of December 31, 2013 and December 31, 2012, and the related statements of operations, stockholders’ (deficit) Equity and cash flows for the years ended December 31, 2013 and 2012 and for the period from inception on June 9, 2010 through December 31, 2013 (Successor period). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the aforementioned Successor consolidated financial statements present fairly, in all material respects, the financial position of Rio Bravo Oil, Inc. as of December 31, 2013, and the results of its operations and its cash flows for the Successor period, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred a net loss from operations since inception and its current liabilities exceed its total current assets. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in note 2 to the consolidated financial statements, effective February 14, 2013, Rio Bravo Oil, Inc. acquired all of the outstanding membership interests of Pan American Oil Company, LLC in a business combination accounted for as a purchase. As a result of the acquisition, the financial information for the periods after the acquisition is presented on a different cost basis than that for the periods before the acquisition and, therefore, is not comparable.

/s/ L J Soldinger Associates, LLC

Deer Park, Illinois

April 14, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Rio Bravo Oil, Inc.:

In our opinion, the accompanying statements of operations and cash flows for the period from January 1, 2012 through February 14, 2012 (Predecessor), present fairly, in all material respects, the results of operations and cash flows for Pan American Oil Company, LLC and its subsidiary in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the aforementioned Predecessor consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Pan American Oil Company, LLC for the Predecessor period, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred a net loss from operations since inception and its current liabilities exceed its total current assets. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in note 2 to the financial statements, effective February 14, 2012, Rio Bravo Oil, Inc. acquired all of the outstanding membership interests in Pan American Oil Company, LLC and its subsidiary in a business combination accounted for as a purchase.

/s/ L J Soldinger Associates, LLC

Deer Park, Illinois

April 14, 2014

RIO BRAVO OIL, INC.

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

	Successor
	December 31,
	2013	2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$-	$18,738
Other Receivables	5,742	6,747
Prepaid expenses	-	25,185
TOTAL CURRENT ASSETS	5,742	50,670
PROPERTY AND EQUIPMENT
Furniture, fixtures and equipment, net of accumulated depreciation	14,939	-
PROPERTY AND EQUIPMENT, NET		-
Deferred loan costs, net of amortization	128,578	244,565
Assets held for sale	7,590,352	18,311,958
TOTAL ASSETS	$7,739,611	$18,607,193

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$439,570	$219,415
Accrued expenses	1,341,202	749,386
Advances payable – related party	90,704	90,704
Rio Bravo assets purchase payable	6,968	6,968
Loan from former director	3,332	3,332
Liabilities held for sale	799,290	440,149
Short term notes payable	6,427,330	1,935,000
Bridge notes payable	350,000	350,000
TOTAL CURRENT LIABILITIES	9,458,396	3,794,954

NON CURRENT LIABILITIES
Notes payable	613,829	3,113,829
Liabilities held for sale	3,517,861	3,256,724

TOTAL LIABILITIES	13,590,086	10,165,507

Commitments and contingencies	-	-

REDEEMABLE SERIES A PREFERRED STOCK	5,389,000	5,500,000
REDEEMABLE SERIES C PREFERRED STOCK	492,000	492,000

STOCKHOLDERS’ EQUITY
Series B Preferred Stock, $0.001 par value, 5,000,000. Authorized, 3,250,000 issued and outstanding shares of December 31, 2013 and 2012, respectively, liquidation value of $3,250,000	3,250	3,250
Common Stock, $0.001 par value, 120,000,000. Authorized 32,502,657 and 32,391,657 issued and outstanding shares as of December 31, 2013 and 2012, respectively	32,502	32,391
Additional paid-in capital	6,190,688	6,079,799
Stockholders’ deficit accumulated in the exploration stage	(17,957,915)	(3,665,754)

Stockholders’ equity (deficit)	(11,731,475)	2,449,686

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$7,739,611	$18,607,193

See accompanying notes to the Consolidated Financial Statements.

RIO BRAVO OIL, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor
			From
			Inception
			(June 9, 2010)
	Year Ended	Year Ended	Through
	December 31,	December 31,	December 31,
	2013	2012	2013

REVENUES AND GAINS
Revenues from sale of oil and gas	$120,153	$101,556	$221,709

OPERATING EXPENSES:
Leasehold operating and workover expense	1,485,201	799,386	2,284,587
General and administrative	614,856	817,872	1,494,255
Professional fees	605,316	1,273,430	1,878,746
Depreciation, depletion, amortization and impairment expense	10,730,753	97,484	10,828,237

Total operating expenses	13,436,126	2,988,172	16,485,825

LOSS FROM OPERATIONS	(13,315,973)	(2,886,616)	(16,264,116)

OTHER INCOME AND EXPENSE
Other income	1,563	-	1,563
Interest expense	(812,751)	(567,841)	(1,380,737)
Total other expense	(811,188)	(567,841)	(1,379,174)

NET LOSS	(14,127,161)	(3,454,457)	(17,643,290)

PREFERRED DIVIDENDS	165,000	144,375	309,375

NET LOSS TO COMMON STOCKHOLDERS	$(14,292,161)	$(3,598,832)	$(17,952,665)

Basic and diluted loss per common share	$(0.44)	$(0.08)	$(0.29)

Basic and diluted weighted average common shares outstanding	32,497,438	47,414,763	61,837,395

See accompanying notes to the Consolidated Financial Statements.

 RIO BRAVO OIL, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

Predecessor
Period from January 1, 2012 through February 14,
2012

REVENUES AND GAINS
Revenues from sale of oil and gas	$-
OPERATING EXPENSES:
Leasehold operating and workover expense	-
General and administrative	108,972
General and administrative – related party	-
Professional fees	54,649
Impairment	-
Depreciation expense	3,311
Total operating expenses	166,932

LOSS FROM OPERATIONS	(166,932)

OTHER INCOME AND EXPENSE
Interest income – related party	-
Interest expense	-
Total other income	-

NET LOSS	(166,932)

PREFERRED DIVIDENDS	-

NET LOSS TO COMMON STOCKHOLDERS	$(166,932)

Basic and diluted loss per common share	$(0.00)

Basic and diluted weighted average common shares outstanding	95,264,795

See accompanying notes to the Consolidated Financial Statements.

 RIO BRAVO OIL, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor
			From
			Inception
			(June 9, 2010)
	Year Ended	Year Ended	through
	December 31,	December 31,	December 31,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITES
Net loss	$(14,127,161)	$(3,454,457)	$(17,643,290)
Adjustments to reconcile net loss to cash used in operations
Depreciation, depletion, amortization and impairment	10,730,753	97,484	10,828,237
Non cash interest expense	377,124	304,630	681,899
Impairment of investment in Eagle Ford	40,000	-	40,000
Stock based compensation	-	119,650	119,650
Changes in assets and liabilities
Prepaid expenses	26,196	(2,158)	23,186
Accounts payable	869,296	(271,409)	597,887
Accrued expenses	426,810	294,419	730,026

NET CASH USED BY OPERATIONS	(1,656,982)	(2,911,841)	(4,622,405)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures - property, plant and equipment and oil and gas property	(24,086)	(1,631,081)	(1,655,167)
Cash paid to acquire Pan American Oil Company, LLC, net of cash acquired		(495,656)	(495,656)
Cash paid to acquire leasehold interests from Eagle Ford Oil Co	(40,000)	(1,094,193)	(1,134,193)

CASH FLOW USED IN INVESTING ACTIVITIES	(64,086)	(3,220,930)	(3,285,016)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stockholder loans	1,267,601	-	1,467,601
Repayment of stockholder loan	-	(200,000)	(200,000)
Proceeds from debt issuance		5,188,704	5,188,704
Proceeds from director loan	-	-	3,332
Proceeds from other loans and advances	445,639	-	445,639
Loan fees paid	-	(360,000)	(360,000)
Loan repayments	(10,910)	(206,943)	(217,853)
Repayments of bridge loans		(1,550,000)	(1,550,000)
Proceeds from sale of common stock and warrants net of offering costs paid	-	2,615,248	2,637,998
Proceeds from Series C preferred stock offering	-	492,000	492,000

CASH PROVIDED BY FINANCING ACTIVITIES	1,702,330	5,979,009	7,907,421

Increase (decrease) in cash and cash equivalents	(18,738)	(153,762)	-
Cash and cash equivalents, beginning of year	18,738	172,500	-
Cash and cash equivalents, end of year	$-	$18,738	$-

Cash paid for interest	$-	$19,167	$19,167

 See accompanying notes to the Consolidated Financial Statements.

RIO BRAVO OIL, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Predecessor
From January 1, 2012 through February 14,
2012
CASH FLOWS FROM OPERATING ACTIVITES
Net loss	$(166,932)
Adjustments to reconcile net loss to cash used in operations
Depreciation	3,311
Non cash interest expense	-
General and administrative expenses advanced by related party	-
Changes in assets and liabilities
Other receivables	-
Prepaid expenses	(12,175)
Accounts payable	-
Accrued expenses	-

NET CASH USED BY OPERATIONS	(175,796)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures for oil and gas property	(30,000)
Cash advanced to Pan American Oil Company, LLC, net of cash acquired	615,250
Loans to Eagle Ford Oil Company, Inc.	(409,506)

CASH FLOW PROVIDED BY (USED IN) INVESTING ACTIVITIES	175,744

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stockholder loan	-
Repayment of stockholder loan	-
Proceeds from debt issuance	-
Loan fees paid	-
Bridge notes proceeds	245,000
Repayment of bridge notes	(200,000)
Proceeds from sale of common stock and warrants net of offering costs paid	-
Payment of Series A offering costs	-

CASH PROVIDED BY FINANCING ACTIVITIES	45,000

Increase in cash and cash equivalents	44,948
Cash and cash equivalents, beginning of year	5,159
Cash and cash equivalents, end of year	50,107

Cash paid for interest	$-

See accompanying notes to the Consolidated Financial Statements.

RIO BRAVO OIL, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY

	Common Stock		Preferred Series B		Additional			Total
	Outstanding	Par	Outstanding		Paid-in	Subscription	Accumulated	Stockholders’
	Shares	Value	Shares	Amount	Capital	Receivable	Deficit	(Deficit) Equity

Balance at inception on June 9, 2010	-	$-	-	$-	$-	$-	$-	$-

June 21, 2010
Common shares issued for cash at $0.001	75,000,000	75,000	-	-	-	-	(72,500)	2,500

September 29, 2010
Common shares issued for cash at $0.03	20,250,000	20,250	-	-	-	-	-	20,250
Net loss	-	-	-	-	-	-	(941)	(941)

Balance as of September 30, 2011	95,250,000	95,250	-	-	-	-	(73,441)	21,809

Net loss	-	-	-	-	-	-	(19,346)	(19,346)

Balance as of September 30, 2011	95,250,000	95,250	-	-	-	-	(92,787)	2,463

Net loss							(40,635)	(40,635)

December 31, 2011 Balance	95,250,000	95,250	-	-	-	-	(133,422)	(38,172)

Share cancelation	(66,500,010)	(66,500)	-	-	-	-	66,500	-

Balance after cancelation	28,749,990	28,750			-		(66,922)	(38,172)
Unit offering of common stock and warrants	3,541,667	3,541			2,652,708			2,656,249
Unit offering of common stock and warrants subscribed to					500,000	(500,000)		-

Cancellation of common stock and warrants subscribed to					(500,000)	500,000		-

Unit offering cost					(306,626)			(306,626)

Stock issuable Michael Garnick					750			750

Series B issued - Numa Luling acquisition	-	-	3,250,000	3,250	3,463,417	-		3,466,667

Common stock issued for investor advisor services	100,000	100			85,900			86,000

Warrants – issued for consulting services					33,650			33,650
Beneficial feature of convertible notes					150,000			150,000
Dividends							(144,375)	(144,375)

See accompanying notes to the Consolidated Financial Statements.

RIO BRAVO OIL, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Preferred Series B		Additional			Total
	Outstanding	Par	Outstanding		Paid-in	Subscription	Accumulated	Stockholders’
	Shares	Value	Shares	Amount	Capital	Receivable	Deficit	(Deficit) Equity

Net loss	-	-	-	-	-	-	(3,454,457)	(3,454,457)

Balance as of December 31, 2012	32,391,657	32,391	3,250,000	3,250	6,079,799	-	(3,665,754)	2,449,686

Conversion of Series A	111,000	111			110,889			111,000
Dividends							(165,000)	(165,000)
Net loss							(14,127,161)	(14,127,161)

December 31, 2012 Balance	32,502,657	32,502	3,250,000	3,250	6,190,688	-	(17,957,915)	(11,731,475)

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

Going Concern

The Company has incurred significant operating losses since its inception and has an accumulated deficit at December 31, 2013 of approximately $21.6 million. In addition, as of December 31, 2013, the Company had a working capital deficit of approximately $9.45 million and is currently unable to satisfy it’s obligations when they come due. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. Implementation of the Company’s plans and its ability to continue as a going concern depend upon its securing substantial additional financing.

The Company has only enough cash to operate into May 2014. Management’s plans include efforts to obtain additional capital and to seek out new opportunities in the oil and gas space or to abandon the oil and gas industry and to seek out other industries in which it could find possible acquisition targets, although no assurances can be given about the Company’s ability to obtain such capital or to acquire other businesses. If the Company is unable to obtain adequate additional financing or a suitable candidate to merge with, it will be unable to continue its drilling plans and other activities and may be forced to cease operations. The consolidated financial statements presented herein do not include any adjustments that might result from the outcome of this uncertainty.

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

RIO BRAVO OIL, INC.

Notes to the Consolidated Financial Statements

The unaudited pro forma information presented below is based on various assumptions and presented for comparative purposes only and is not necessarily indicative of the results of operations that actually would have been achieved if the acquisition had taken place at the beginning of 2012.

Pro forma net sales	$101,556
Pro forma net loss to common stockholders	$(3,765,764)
Pro forma basic and diluted loss per share	$(0.08)

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

RIO BRAVO OIL, INC.

Notes to the Consolidated Financial Statements

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

RIO BRAVO OIL, INC.

Notes to the Consolidated Financial Statements

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

The Company recognizes the tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination. The tax benefits recognized in the financial statements from such positions are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of December 31, 2013 and 2012, the Company has not taken any uncertain tax positions.

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

RIO BRAVO OIL, INC.

Notes to the Consolidated Financial Statements

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

RIO BRAVO OIL, INC.

Notes to the Consolidated Financial Statements

Net Loss Per Share

Basic loss per share is calculated based on the weighted-average number of outstanding common shares. Diluted loss per share is calculated based on the weighted-average number of outstanding common shares plus the effect of dilutive potential common shares, using the treasury stock method. The Company’s calculation of diluted net loss per share excludes potential common shares as of December 31, 2013 and 2012 as the effect would be anti-dilutive (i.e. would reduce the loss per share). At December 31, 2013, warrants and preferred stock that were convertible into 12,639,453 shares of common stock were not included in the net loss per share calculation.

In accordance with SEC Accounting Series Release 280, the Company computes its income or loss applicable to common stock holders by subtracting dividends on preferred stock, including undeclared or unpaid dividends if cumulative, from it reported net loss and reports the same on the face of its statement of operations.

Recent Accounting Pronouncements

In the first quarter of 2013, the Company adopted guidance issued by the Financial Accounting Standards Board (the “FASB”) that simplifies how an entity tests indefinite-lived intangibles for impairment. The amended guidance allows companies to first assess qualitative factors to determine whether it is more-likely-than-not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. The adoption of this guidance had no impact on the Company’s financial position and results of operations.

During the fiscal first quarter of 2013, the Company adopted the FASB guidance related to additional reporting and disclosure of amounts reclassified out of accumulated other comprehensive income (AOCI). Under this new guidance, companies are required to disclose the effect of significant reclassifications out of AOCI on the respective line items on the income statement if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional details about those amounts. This update became effective for annual and interim reporting periods for fiscal years beginning after December 15, 2012. The adoption of this guidance had no impact on the Company’s financial position and results of operations.

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

RIO BRAVO OIL, INC.

Notes to the Consolidated Financial Statements

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

Unaudited Pro Forma Statements of Operations Data

The following unaudited pro forma statement of operations data presents the combined results of the Company as if its acquisition of Numa and EF had occurred on January 1, 2012.

The unaudited pro forma information presented below is based on various assumptions and presented for comparative purposes only and is not necessarily indicative of the results of operations that actually would have been achieved if the acquisition had taken place at the beginning of 2012.

Pro forma net sales	$-
Pro forma net loss to common stockholders	$(3,772,266)
Pro forma basic and diluted loss per share	$(0.08)

NOTE 5 – DISPOSITION AND IMPAIRMENT OF OIL AND GAS INTERESTS

In the third quarter of 2013, the Company entered into an agreement to acquire Eagle Ford. The purchase price was $300,000 plus the assumption of all of its outstanding liabilities. Acquisition of Eagle Ford would increase the Company’s ownership in the leasehold interests acquired from an 80% working interest to a 100% working interest and it would also give them the ability to act as operator for their own and other leasehold interest should they choose to do so. The Company was required to pay $25,000 at close and then another $125,000 on or before September 30, 2013 with the final $150,000 due on or before October 31, 2013. The Company was only able to make the first $25,000 payment and a further $15,000 payment in the fourth quarter. By year end, the deal was abandoned and the Company wrote off the $40,000 investment. The failure to obtain financing for the deal led the Company at the end of 2013 to approve a plan to attempt to sell substantially all of its oil and gas assets in order to reduce its cash flow deficit from its leasehold working interests.

RIO BRAVO OIL, INC.

Notes to the Consolidated Financial Statements

In February 2014, the Company entered into a sale agreement with Eagle Ford, the current operator for its oil field interests, such that the Company sold the entirety of its working and net revenue interests in all of its oil field leaseholds and also sold all of its salvage equipment obtained through its acquisitions (see Notes 2 and 4). In addition, Eagle Ford agreed to take over all of the Company’s payables related to the leasehold interests and all of the remaining obligations incurred by the Company when it acquired its leasehold interests from Eagle Ford back in 2012. As consideration Eagle Ford issued a note to the Company in the amount of $500,000 plus a 10% carried working interest in the oil field leaseholds sold to Eagle Ford. The 10% carried working interest is subject to the existing 25% overriding royalty interests that exist on the leaseholds. The Company’s carried working interest means they are not obligated for any cash calls for any drilling or re-work drilling activity and are only obligated for 10% of the leasehold operating expenses. Because the plan for the sale of the assets was in place as of December 31, 2013, these financial statements show all of the assets and liabilities at all balance sheet dates presented as “held for sale”.

The following table shows the assets and liabilities held for sale as of December 31:

	2013	2012
ASSETS HELD FOR SALE
Proved oil and gas property	15,888,126	17,741,096
Unproved oil and gas property	1,862,117	-
Accumulated depletion and impairment	(10,657,849)	(24,377)
Net oil and gas properties	7,092,394	17,716,719

Well Equipment	668,349	668,346
Accumulated depreciation	(170,391)	(73,107)
Net property, plant and equipment	497,958	595,239

Total assets held for sale	7,590,352	18,311,958

LIABILITIES HELD FOR SALE
Operator Payable	486,088	126,947
Eagle Ford asset purchase payable	190,000	190,000
Due to the Caltex bankruptcy estate	123,202	123,202
Current liabilities held for sale	799,290	440,149

Due to the Caltex bankruptcy estate	834,054	771,717
Asset retirement obligations	2,683,807	2,485,007
Non-current liabilities held for sale	3,517,861	3,256,724

Depletion expense for the year ended December 31, 2013 and 2012 was $26,408 and $24,377 respectively.

Depreciation expense for the year ended December 31, 2013 and 2012 was $97,284 and $73,107, respectively.

The Company determined at December 31, 2013 that due to its plan of sale and the subsequent consummation in February 2014, that the sale would significantly alter the relationship between capitalized costs and it’s proved reserves. The Company has thus included in its loss from operations an impairment charge at December 31, 2013 amounting to $10,607,064. The Company calculated the impairment as the difference between the carrying amount of its oil and gas properties as of December 31, 2013 and the carrying value of the salvage equipment and the value of the liabilities assumed by Eagle Ford. The Company valued the note receivable of $500,000 at zero fair value. The Company also did not include certain liabilities that the Company took over from Eagle Ford during 2013 as the third parties were not party to the transaction. The Company has treated those liabilities in which it agreed with the third party to become liable for as having a continuing guarantee to those third parties. In addition, the Company performed a recalculation of the value of its proved reserves under the 10% carried working interest it obtained in the sale. The Company valued those reserves at $1,571,000. The excess of the liabilities transferred to Eagle Ford against the value of the salvage equipment over and above the $1,571,000 in proved reserves was $1,862,117, which the Company has moved to unproved reserves as of December 31, 2013.

RIO BRAVO OIL, INC.

Notes to the Consolidated Financial Statements

NOTE 6 - FURNITURE, FIXTURES AND EQUIPMENT

Furniture, fixtures and equipment consisted of the following as of December 31:

	2013	2012

Office furniture and equipment	$14,939	$-
Accumulated depreciation	-	-
	$14,939	$-

NOTE 7 - NOTES AND ADVANCES PAYABLE

On December 22, 2012, the Company issued an unsecured promissory note in the amount of $200,000 to Michael J. Garnick, a stockholder. The promissory note accrued interest at 10% per annum and was due on February 15, 2012.  As a condition for issuing the promissory note, the Company was obligated to issue 90,000 shares of its common stock to Michael J. Garnick. The relative fair value of the 90,000 shares of $750 was recognized as a discount to the debt. The debt discount is accreted to interest expense over the term of the promissory note. The note was repaid in full in March 2012.

In connection with the acquisition of Pan Am the Company acquired certain advances payable and short term bridge notes in the principal amount of $1,900,000 from two unaffiliated entities. Of the $1,900,000 borrowed, $600,000 was evidenced by an unsecured promissory note, had an interest rate of 10% per annum and was repaid March 2012. The remaining $1,300,000 borrowed was evidenced by a series of loan agreements all with essentially the same terms; interest at the rate of 6% per annum, unsecured, and due on the earlier of December 31, 2012 or upon demand. As of December 31, 2013, $350,000 was due on this loan. The Company is currently in negotiations with the lender to extend the maturity date of the loan.

In addition, in 2011 Pan Am was advanced approximately $90,000 by a then related party. The advance is non-interest bearing, is unsecured and due on demand and as of December 31, 2013 the balance the Company owed is $90,704.

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

In connection with the $2.5 million notes noted above, the Company paid a 10% fee to and unrelated third party who helped facilitate the transaction. The fee is being amortized on a straight line basis over the life of the loans. Through December 31, 2012 and December 31, 2013 the Company amortized approximately $73,529 and $115,988 to interest expense. At December 31, 2013, the balance the Company owed was $2.5 million.

On April 30, 2012, the Company received gross proceeds of $750,000 from the sale of a promissory note that matures on April 30, 2017, is unsecured and bears interest at the rate of 3% per annum. The note contains conversion privileges such that the holder may convert at any time into common stock of the Company at a conversion rate of $0.75 per share. The conversion feature includes standard anti-dilution provisions. The Company recorded a discount of $150,000 as a result of the beneficial conversion feature, and amortized approximately $13,829 of the discount through December 31, 2012. No discount was amortized in 2013 as it was immaterial. The balance owed at December 31, 2013 was $750,000.

RIO BRAVO OIL, INC.

Notes to the Consolidated Financial Statements

On May 21, 2012, the Company received gross proceeds of $300,000 from the sale of a promissory note that originally matured on the earlier of December 31, 2012 or upon the Company raising $1,500,000 in debt or equity after the sale of the note, bears interest at the rate of 6% per annum and is unsecured. On December 24, 2012, the maturity date of the note was extended until March 31, 2013. In combination with the $750,000 note described above, the Company paid fees totaling $110,000 to acquire these loans. Since the original loans both had maturity dates of December 31, 2012, the entire fee was amortized to interest expense during 2012. The amount owed at December 31, 2013 was $300,000. The Company is attempting to negotiate an extension of the maturity date of this note.

In October 2012 through December 2012 the Company received gross proceeds of $ 1,635,000 from the sale of promissory notes to two stockholders that mature on the earlier of December 31, 2013 or upon the Company raising $1,500,000 in debt or equity after the sale of the notes. The notes bear interest at the rate of 6% per annum and are unsecured. During 2013, the Company borrowed an additional $1,267,600 from the same two stockholders on essentially the same terms with maturity dates ranging from January 2014, through September 2014. The amount owed at December 31, 2013 was $2,902,600. The Company is attempting to negotiate an extension of the maturity date of these notes.

On May 25, 2012 the Company issued a note as part of the purchase price to acquire the 80% interest in the Eagle Ford Oil Co., Inc. oil and gas leaseholds (see Note 4 and 6) in the amount of $225,000 that matured on December 31, 2013, was unsecured and bears interest at the rate 5% per annum. As of December 31, 2012 and December 31, 2013 the unpaid balance of the loan was $190,000.

In January 2013, the Company and 0947388 BC Ltd. (“094”) entered into a letter of intent for 094 to farm into the Edwards formation assets acquired through its acquisition of Pan American Oil Company, LLC (see Note 2) and Numa Luling, LLC (see Note 4) and also the 80% interest in certain leasehold interests acquired from Eagle Ford Oil Co., Inc. (see Note 4). The Company and 094 were unable to successfully negotiate a farm-in by 094. At the time of entering the letter of intent, 094 paid a deposit of $300,000. That deposit remains outstanding as of December 31, 2013 and is included in short term notes payable.

In March and April 2013, the Company received gross proceeds of $110,000 from an unrelated third party and issued promissory notes in the same amount. Those notes bear interest at the rate of 6% per annum, are unsecured and mature on the earlier of the one year anniversary of upon the Company obtaining $1.5 mm in financing.

On August 1, 2013, the Company entered into a secured promissory note with HII Technologies for $290,000. The Company entered into the promissory note to forestall mechanics lien issues with the Company’s leaseholds. HII Technologies was a drilling supplier for Eagle Ford who because of its own financial stress, had been unable to timely pay its suppliers, including HII Technologies. The Company and Eagle Ford agreed to reduce the Company’s operator payable to Eagle Ford by the same amount of the promissory note. The loan agreement bears interest at the rate of 5% per annum and matures on or before July 31, 2014. The loan is secured by a lien on the Company leasehold interest in 204 acres in Caldwell County, Texas (see Note 6).

NOTE 8 - PREFERRED STOCK

Series A

In connection with the acquisition of Pan Am, the Company issued 5,500,000 shares of Series A preferred stock as partial consideration for the purchase. The Series A preferred stock had an initial issue price of $1 per share and accrues a dividend quarterly to each holder at the rate of 3% per annum based on the original issue price, payable quarterly in cash or in kind. Series A preferred holders are required to have received all dividends before any dividend on common stock may be issued. The Series A preferred ranks senior to common stock in the event of a liquidation or winding up of the Company. The Series A preferred may be converted in whole or in part at any time at the option of the holder at the rate of 1 common share for each Series A Preferred, subject to adjustments as defined in the Series A certificate of designation. In addition, should the common stock of the Company trade in any over the counter market above $1.75 per share for a period of at least 30 consecutive trading days, the Company have an initial public offering of any class of securities in which gross proceeds are in excess of $50 million or consummate a merger in which the existing Company shareholders obtain less than 50% of the voting control of the combined entity, then the Series A preferred will automatically convert into the number of shares of common stock as the then conversion rate indicates. In the event that holders elect not to convert their Series A preferred or no automatic conversion is triggered, on January 31, 2019, the Series A preferred will become mandatorily redeemable for cash at its original issue price plus any unpaid dividends accrued as of that date. On the date of issuance, the Company determined that no beneficial conversion feature was present. As of December 31, 2013 the Company accrued $309,375 of Series A dividends.

RIO BRAVO OIL, INC.

Notes to the Consolidated Financial Statements

In March 2012, the Company commenced a separate offering of up to 10 million shares of Series A preferred stock in a private placement. As of December 31, 2013, no funds had yet been raised under the offering.

Series B

In connection with the acquisition of Numa (see Note 4), the Company issued 3,250,000 shares of Series B preferred stock as partial consideration for the purchase. The Series B preferred stock had an initial issue (also liquidation price) of $1 per share. The Series B ranks junior to the Series A preferred stock in respect to the payment of dividends but senior to shares of common stock. The Series B is non-cumulative and dividends must be declared before they become payable by the Company. The Series B ranks pari-passu in respect to liquidation and all other matters to the Series A preferred stock. Each share of Series B preferred stock may be converted at any time by the holder into 1.33 shares of common stock. In the event that the Company’s common stock trades above $1.75 per share for 30 consecutive trading days, the Company closes on a qualified sale (as defined in the agreement) in which the consideration to be received is greater than $50 million, or the Company has an underwritten public offering with proceeds in excess of $50 million, the Series B preferred stock automatically converts into common stock at the rate of 1.33 common shares for each Series B share. The holders also have standard anti-dilution protections. On the date of issuance, the Company determined that no beneficial conversion feature was present.

Series C

The Board of Directors adopted a resolution on July 30, 2013 authorizing 12,000,000 shares of Series C convertible redeemable preferred stock with a par value of $.001. The original issuance price was $1.00 per share. The Series C Preferred Stock shall, with respect to dividend rights and rights upon liquidation, winding up or dissolution, rank junior to or pari passau to other classes or series of preferred stock and prior to common stock.

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

RIO BRAVO OIL, INC.

Notes to the Consolidated Financial Statements

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

 NOTE 9 - COMMON STOCK

On December 16, 2011, the Company filed a Preliminary Information Statement on Schedule 14-C disclosing that the holder of a majority of the Company’s common stock voted to (i) approve an amendment to the Company’s Articles of Incorporation to (a) change the name of the Company from Soton Holdings Group, Inc. to “Rio Bravo Oil, Inc.”, (b) increase the authorized common stock from 75,000,000 shares, par value $0.001, to 120,000,000 shares, par value $0.001, and (c) create a class of preferred stock, consisting of 30,000,000 shares, par value $0.001, the rights, privileges, and preferences of which may be set by the Company’s Board of Directors without further shareholder approval; and (ii) grant the Board of Directors the authority to amend the Company’s Articles of Incorporation in the future for the purpose of effectuating a forward stock split at a ratio between 2-for-1 and 30-for-1 without further approval by the shareholders.  These actions were approved by the holder of a majority of the Company’s voting securities. The name change, increase in authorized common stock and authorized preferred stock took effect with the Secretary of State for the State of Nevada on January 19, 2012, with the name change to Rio Bravo Oil, Inc. recognized by FINRA and the OTC Bulletin Board effective January 26, 2013. The forward stock split became effective as of February 15, 2012. All share amounts have been restated for the forwards stock split since inception.

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

In May 2012 the Board of Directors adopted a stock compensation plan. The plan allows the Company to issue shares of common stock, options to purchase common stock or stock appreciation rights to employees, directors and consultants employed by the Company. The number of shares of common stock issuable under the plan is determined each January 1, such that the plan may issue shares of common stock or instruments to acquire common stock of the Company up to 15% of the then outstanding common stock of the Company. No awards were granted or outstanding during the period ending December 31, 2012 and December 31, 2013.

In July 2012, the Company issued 100,000 shares of its common stock as compensation for investor relations services. The stock was valued at its trading price of $0.86 per share on the date of the agreement.

In January 2013, one holder of the Series A preferred stock converted 110,000 shares of Series A preferred stock into 110,000 shares of common stock of the Company.

Warrants

The Company issued a warrant to purchase 500,000 shares of the Company’s common stock to a consultant for services rendered in 2012. The exercise price of the warrant is $1.50 and expires in three years. The warrant was valued using a Black Scholes model based on a fair value of the stock of $.99 per share, a volatility of 28.20 and a risk free rate of .005%. The amount of the consulting expense recorded was $33,650.

No warrants were issued in 2013.

NOTE 10 – INCOME TAXES

The provision for income taxes consists of the following for the years ended December 31:

	2013	2012
Federal	$-	$-
State and local	-	-
Foreign	-	-

Total income tax expense	$-	$-

	2013	2012
Current	$-	$-
Deferred	-	-

Total Income Tax Expense	$-	$-

RIO BRAVO OIL, INC.

Notes to the Consolidated Financial Statements

For the year ended December 31, 2013 and the three months ended December 31, 2012, the provision for income taxes differs from the expected tax provision computed by applying the U.S. federal statutory rate to income before taxes as a result of the following:

	2013	2012
Statutory U.S. federal rate	35%	35%
Permanent differences	0%	0%
Valuation allowance	35%	35%
Provision for income tax expense (benefit)	0%	0%

The significant components of the Company’s deferred tax assets and liabilities are as follows:

	2013	2012
Deferred Tax Assets:
Net Operating Loss Carryforwards	$2,401,000	$1,204,000
Non-cash compensation	-	-
Provision for fixed asset impairment	3,683,000	-
Accrued Liabilities	-	-

Total Deferred Tax Assets	6,084,000	1,204,000
Deferred Tax Liabilities:
Total Deferred Tax Liabilities	-	-
Net Deferred Tax Asset	6,084,000	1,204,000
Valuation Allowance	(6,084,000)	(1,204,000)
Net Deferred Tax Asset	$-	$-

At December 31, 2013 and 2012, the Company had net operating loss carry forwards for U.S. federal income tax of approximately $6,940,000 and $3,440,000, which will begin to expire in 2030.

The Company continually assesses both positive and negative evidence to determine whether it is more likely than not that deferred tax assets can be realized prior to their expiration. Management monitors Company-specific, industry and worldwide economic factors and assesses the likelihood that the Company’s NOL’s and other deferred tax attributes in the United States, state and local tax jurisdictions will be utilized prior to their expiration. The Company establishes a valuation allowance to reduce any net deferred tax assets for which it is determined that it is more likely than not that some portion of the net deferred tax asset will not be realized. At December 31, 2013, the Company had a valuation allowance of $6.084 million related to its net deferred tax assets.

For financial reporting purposes, the entire amount of deferred tax assets related principally to the net operating loss carry forwards has been offset by a valuation allowance due to uncertainty regarding the realization of the assets. The valuation allowance increased by approximately $4.88 million and $1.197 million for the years ended December 31, 2013 and 2012, respectively.

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

RIO BRAVO OIL, INC.

Notes to the Consolidated Financial Statements

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

In 2013 because of the cash flow difficulties of the operator of the Company’s oil and gas leaseholds, the Company agreed to take over a drilling payable of the operator and signed a note payable to HII Technologies, Inc. (the note is more fully described in Note 7) and the operator agreed to reduce the payable the Company owes to the operator by the same amount.

RIO BRAVO OIL, INC.

Notes to the Consolidated Financial Statements

NOTE 13 – SUBSEQUENT EVENTS

In February 2014, the Company and Eagle Ford entered into an asset purchase agreement whereby the Company sold to Eagle Ford all of its interest in all of its oil and gas leaseholds. As consideration, the Company received a promissory note in the amount of $500,000 and Eagle Ford agreed to take over all of the associated liabilities of the Company in respect to those leaseholds. In addition, Eagle Ford conveyed to the Company an unencumbered 10% carried working interest in all of the leaseholds sold to Eagle Ford.

During the first quarter of 2014, the Company received gross proceeds of $89,000 that was advanced by a shareholder of Company. In addition, an unrelated third party advanced the Company an additional $37,000.

In March 2014, one Series A preferred shareholder converted 500,000 shares of Series A preferred stock into 550,000 shares of common stock of the Company.

In March and April 2014, the CEO advanced the Company a total $11,000.

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

Oil and Gas Reserves

The following tables set forth our net proved oil and gas reserves, including the changes therein, and net proved developed reserves at December 31, 2013 and 2012.

Net proved Developed and Undeveloped Reserves (thousands of barrels “Mbbl”) of oil:

	2013	2012
	(unaudited)	(unaudited)
January 1	1,175	-
Purchase of properties	-	1,176
Revisions of previous estimates	(925)	-
Extension, discoveries, other estimates	-	-
Production	(1)	(1)
Disposition of properties	-	-
December 31	249	1,175

RIO BRAVO OIL, INC.

Notes to the Consolidated Financial Statements

Net proved oil reserves (in mbbl) consisted of the following at December 31:

	2013	2012
	(unaudited)	(unaudited)
Proved developed not producing	249	249
Proved undeveloped	-	926
Total proven	249	1,175

Results of operations for oil and gas producing activities for the year ended December 31:

	2013	2012
	(unaudited)	(unaudited)

Revenue	$120,153	$101,556
Operating expenses (lifting costs and workover expenses)	1,485,201	799,386
Depletion and depreciation	26,408	24,377
Impairment of oil and gas properties	10,607,064	-
Operating loss	(11,998,520)	(722,207)
Income tax provision (net of valuation allowance)	-	-
Results of operations for oil and gas properties	$(11,998,520)	$(722,207)

Cost incurred for oil and gas property acquisition, exploration and development for the periods ended December 31:

Activities	2013	2012
	(unaudited)	(unaudited)
	(in thousands)	(in thousands)
Property acquisition
Unproved	$-	$-
Proved	9	16,024
Exploration	-	-
Development	-	1,717

Total costs incurred	$9	$17,741

Capitalized costs relating to oil and gas activities are as follows:

	2013	2012
	(unaudited)	(unaudited)
	(in thousands)	(in thousands)

Proved	$15,888	$17,741
Unproved	1,862	-
Total capitalized costs	17,750	17,741
Accumulated depletion, depreciation and impairment	(10,884)	(24)

Net capitalized costs	$6,866	$17,717

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

RIO BRAVO OIL, INC.

Notes to the Consolidated Financial Statements

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

The standardized measure of discounted future net cash flows relating to proved oil and gas reserves for the Company is as follows for the periods ended December 31:

	2013	2012
	(in thousands)	(in thousands)
	(unaudited)	(unaudited)

Future cash inflows	$22,407	$105,600
Less related future:
Production costs	(5,678)	(18,098)
Development costs	(2,625)	(18,825)
Future net cash flows before income taxes	14,104	68,677
Future income taxes	-	(24,037)
Future net cash flows	14,104	44,640
10% annual discount for estimating timing of cash flows	(4,170)	(14,496)

Standardized measure of discounted future net cash flows	$9,934	$30,144

A summary of the changes in the standardized measure of discounted future net cash flows applicable to proved oil and gas reserves is as follows for the periods ended December 31:

	2013	2012
	(in thousands)	(in thousands)
	(unaudited)	(unaudited)
Net changes in sales and transfer prices and in production
(lifting) costs related to future production	$-	$-
Changes in estimated future development costs	-	-
Sales and transfers of oil and gas produced during the period	(122)	(100)
Net change due to extensions, discoveries and improved
recovery	-	30,244
Net change due to purchases and sales of minerals in place	-	-
Net change due to revisions in quantity estimates	(20,088)	-
Previously estimated development costs incurred during the period	-	-
Accretion of discount	-	-
Other – unspecified	-	-
Net change in income taxes	-	-

Aggregate change in the standardized measure of discounted
net cash flows for the year	$(20,210)	$30,144

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

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company’s management, including the Company’s President (“President”) (the Company’s principal executive officer) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based upon that evaluation the Company’s President and CFO concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2013 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

As of December 31, 2013, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board was (a) the lack of a functioning audit committee, (b) there are insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements, (c) there is a lack of expertise with US generally accepted accounting principles and SEC rules and regulations for review of critical accounting areas and disclosures and material non-standard transactions and (d) lack of effective oversight during the financial close process resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.  The aforementioned material weaknesses were identified by our management in connection with the review of our financial statements for the year ended December 31, 2013.

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

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers and Significant Employees

The following individuals currently serve as our executive officers and directors:

Name	Age	Positions
Carlos E. Buchanan II	40	President, Treasurer, Chief Executive Officer, Treasurer, Chief Financial Officer and Director
Lynden Rose	53	Secretary and Director

Carlos E. Buchanan II

Mr. Buchanan has been our Treasurer, Chief Financial Officer and a Director of the Company since February 2012 and has been President and Chief Executive Officer since November 15, 2013. He has served as Chief Executive Officer of Buchanan Ventures, Inc. from 1997 to the present date. The company provides financial consulting to clients in various industries and has investments in energy and real estate developments. Mr. Buchanan has also served as Chief Financial Officer of South Oil, Inc. from November 2005 to December 2011.  The company is an independent oil and gas company with active projects domestically and internationally. From January 2006 to December 2008 he served as Chief Financial Officer of South Barnett Resources, LLC, an oil and gas investment partnership with an position in the Barnett Shale. From May 2007 to June 2008, he served as Chief Operating Officer and Chief Financial Officer of Palo Duro Operating Inc., a wholly owned subsidiary of Palo Duro Energy, Inc. (TSX: PDE.V), an independent oil and gas company with 27% participation in Bankers Petroleum (US)’s investment in the Palo Duro Basin. From January 2010 to December 2011, he served as Chief Financial Officer of TX Oil, Inc., an independent oil and gas company pursuing offshore oil and gas concessions. From November 2011 to February 2012, he served as Chief Financial Officer of Pan American Oil Company, LLC, a special purpose investment vehicle utilized for the aggregation of working interest in the Edwards formation in Luling, Texas area.

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

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Act of 1934 requires the Company's officers and directors, and greater than 10% stockholders, to file reports of ownership and changes in ownership of its securities with the Securities and Exchange Commission. Copies of the reports are required by SEC regulation to be furnished to the Company. Based on management's review of these reports during the fiscal year ended December 31, 2013, all reports required to be filed were filed on a timely basis.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following is a summary of the compensation we paid for each of the last two years ended December 31, 2013 and 2012, respectively (i) to the persons who acted as our principal executive officer during our fiscal year ended December 31, 2012 and (ii) to the person who acted as our next most highly compensated executive officer other than our principal executive officer who was serving as our executive officer as of the end of our last fiscal year.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan ($)	Non-Qualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
Thomas D. Bowman (Former President)	2013	$116,674	$—	$—	$—	$—	$—	$—	$116,674
	2012	$166,667	$—	$—	$—	$—	$—	$—	$166,667

Carlos Buchanan II (President, Treasurer)	2013	$87,500	$—	$—	$—	$—	$—	$—	$87,500
	2012	$125,000	$—	$—	$—	$—	$—	$—	$125,000

Lynden Rose (Secretary)	2013	$166,667	$—	$—	$—	$—	$—	$—	$166,667
	2012	$166,667	$—	$—	$—	$—	$—	$—	$166,667

Outstanding Equity Awards at Fiscal Year End

None of our executive officers received any equity awards, including, options, restricted stock or other equity incentives, during the fiscal year ended December 31, 2013.

Employment Agreements

Effective as of March 1, 2012, the Company entered into employment agreements with each of Thomas D. Bowman to serve as the Company’s President and Chief Executive Officer at an initial base salary of $200,000 per year and Carlos E. Buchanan II to serve as the Company’s Chief Financial Officer at an initial base salary of $150,000 per year. In all other respects, the employment agreements are identical and provide for the following terms, among others: (a) an initial term of three (3) years; (b) the opportunity for performance bonuses; (c) the potential for stock option grants; (d) participation in all of the Company’s employee benefit plans; (e) certain death benefits and (f) confidentiality and non-competition provisions. Thomas D. Bowman terminated his employment with the Company in November 2013.

Director Compensation

Compensation for independent directors comprises a $2,500 quarterly payment and issuance of $5,000 value in Company common stock on a quarterly basis.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 9, 2014, certain information with respect to the Company’s equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 10% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Class	Name and Address (2)	Nature of Beneficial Ownership	Number of Shares	Percent of Class (1)

Common	Carlos E. Buchanan II (3)	President, Treasurer, Chief Executive Officer, Chief Financial Officer and Director	1,500,030	4.53%

Common	Lynden Rose(3)	Secretary and Director	-0-	0.00%

Common	All Directors and Officers as a Group (2 persons)		1,500,030	4.53%

Ser A Preferred	Michael Garnick (4)	10% Holder	750,000	15,31%
	[
Ser A Preferred	Pan American Holdings, LLC (5)	10% Holder	4,150,000	86.69%

Ser B Preferred	Numa Luling, LLC (6)	10% Holder	3,250,000	100.00%

Ser C Preferred	Michael Garnick (4)	10% Holder	250,000	50.81%

Ser C Preferred	Quest IRA, Inc. FBO Zai Yuan Zhen (7)	10% Holder	242,000	49.19%

(1)	This table is based upon 3,142,686 shares of Common Stock; 4,900,000 shares of Series A Preferred Stock; 3,250,000 shares of Series B Preferred Stock and 492,000 shares of Series C Preferred Stock issued and outstanding on April 9, 2014. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to the shares. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage of the person holding such options or warrants, but are not deemed outstanding for computing the percentage of any other person.
(2)	Unless indicated otherwise, the address of the shareholder is 2425 Fountainview, Suite 300, Houston, TX 77057
(3)	Indicates an officer and/or director of the Company
(4)	Michael Garnick’s address is 1590 Stocton Road, Meadowbrook, PA 19046.
(5)	Pan American Holdings, LLC’s address is 5858 Westheimer, Suite 688, Houston, TX 77057; the beneficial owner is Mark K. Bush
(6)	Numa Luling, LLC’s address is 815-A Brazos St. Austin, TX 78701; the beneficial owner is Daryl Brown
(7)	Quest IRA, Inc. FBO Zai Yuan Zhen's address is Villa Bergumo Ln., Houston, TX 77094. The beneficial owner is Zai Yuan Zhen.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

L J Soldinger Associates LLC (“LJSA”) served as our independent registered public accounting firm for the fiscal year ending December 31, 2013 and December 31, 2012.

Fees

The following table presents fees for the professional services rendered by LJSA for fiscal years 2013 and 2012, respectively:

Services Performed	2013	2012
Audit Fees(1)	$100,400	$164,000
Audit-Related Fees(2)	—	140,000
Tax Fees(3)	—	2,000
All Other Fees(4)	—	—
Total Fees	$100,400	$306,000

(1)	Audit fees represent fees billed for professional services rendered for the audit of our annual financial statements and review of the financial statements included in our quarterly reports or services that are normally provided in connection with statutory and regulatory filings or engagements.
(2)	Audit-related fees represent fees billed for assurance and related services reasonably related to the performance of the audit or review of our financial statements not reported in (1) above, including those incurred in connection with securities registration and/or other issues resulting from that process, audits of multiple years of multiple entities acquired during the year, work in connection with the related Form 8 K Event Reporting and initial review and subsequent audit of the transition period resulting from the change of fiscal year from September 30 to December 31.
(3)	Tax fees represent fees billed for professional services rendered for tax compliance, tax advice and tax planning services.
(4)	All other fees principally would include fees billed for products and services provided by the accountant, other than the services reported under the three captions above.

THE BOARD OF DIRECTORS PRE-APPROVAL POLICIES

We do not have a separate audit committee. Our full board of directors performs the functions of an audit committee. Before an independent auditor is engaged by us to render audit or non-audit services, our board of directors pre-approves the engagement. Board of directors pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by our board of directors regarding our engagement of the independent auditor, provided the policies and procedures are detailed as to the particular service, our board of directors is informed of each service provided, and such policies and procedures do not include delegation of our board of directors' responsibilities under the Exchange Act to our management. Our board of directors may delegate to one or more designated members of our board of directors the authority to grant pre-approvals, provided such approvals are presented to the board of directors at a subsequent meeting. If our board of directors elects to establish pre-approval policies and procedures regarding non-audit services, the board of directors must be informed of each non-audit service provided by the independent auditor. Board of directors pre-approval of non-audit services, other than review and attest services, also will not be required if such services fall within available exceptions established by the SEC. For the fiscal year ended December 31, 2013, 100% of audit-related services, tax services and other services performed by our independent auditors were pre-approved by our board of directors.

Our board has considered whether the services described above under the caption "All Other Fees", which are currently none, is compatible with maintaining the auditor's independence.

The board approved all fees described above.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of this 10-K:

1.  FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

·	The Company financial statements as of and for the years ending December 31, 2013 and 2012, for the period from inception (June 9, 2010) through December 31, 2013. “Predecessor Business” financial statements are also included within the Company’s financial statements for the period January 1, 2012 through February 14, 2012.

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

Rio Bravo Oil, Inc.
(Registrant)

By
/s/ Carlos E. Buchanan II

Carlos E. Buchanan II
President and Treasurer, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

Date
April 14, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By
/s/ Carlos E. Buchanan II

Carlos E. Buchanan II
President and Treasurer, Chief Executive Officer and Chief Financial Officer
Date
April 14, 2014

By
/s/ Lynden Rose

Lynden Rose
Secretary and Director

Date
April 14, 2014

