Form 10-Q
period 2014-03-31
Rio Bravo Oil, Inc.
filed 2014-05-15
CIK 1502774

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q

(Mark One)
 ☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal quarter ended                 March 31, 2014

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

               For the transition period from                              to

RIO BRAVO OIL, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	000-54564	42-1771917
(State of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

5868 Westheimer Rd.  Suite 345, Houston, TX 77057

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

There were 33,142,686 shares outstanding of registrant’s common stock, par value $0.001 per share, as of May 12, 2014.

Transitional Small Business Disclosure Format (check one):     Yes ☐   No ☒

TABLE OF CONTENTS

PART I

ITEM 1. FINANCIAL STATEMENTS

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

RIO BRAVO OIL, INC.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
ASSETS	(Unaudited)	*
CURRENT ASSETS
Cash and cash equivalents	$ 2,128	-
Prepaid operator credit	5,739	5,742
TOTAL CURRENT ASSETS	7,867	5,742
PROPERTY AND EQUIPMENT
Proved oil and gas properties, net of accumulated depletion	1,569,542	-
Unproved oil and gas properties	1,975,197
Furniture, fixtures and equipment, net	14,152	14,939
Property and equipment, net	3,558,891	-
Assets held for sale	-	7,590,352
Deferred loan costs, net of amortization	98,578	128,578
Advances receivable	33,332	-
TOTAL ASSETS	$ 3,698,668	$ 7,739,611
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$ 479,087	439,570
Accrued expenses	1,441,911	1,341,202
Advances payable – Related Party	90,704	90,704
Accrued Rio Bravo assets purchase payable	-	6,968
Loan from former director	3,332	3,332
Liabilities held for sale	-	799,290
Short term notes payable – related party	14,950	-
Short term notes payable	6,544,330	6,427,330
Bridge notes payable	350,000	350,000
TOTAL CURRENT LIABILITIES	8,924,314	9,458,396
NON CURRENT LIABILITIES
Notes payable	687,651	613,829
Liabilities held for sale	-	3,517,861
Asset retirement obligation	273,000	-
TOTAL LIABILITIES	9,884,965	13,590,086
Commitments and contingencies	-	-
REDEEMABLE SERIES A PREFERRED STOCK	4,889,000	5,389,000
REDEEMABLE SERIES C PREFERRED STOCK	492,000	492,000
STOCKHOLDERS’ EQUITY
Series B Preferred Stock, $0.001 par value, 5,000,000. Authorized 3,250,000 and nil issued and outstanding shares as of March 31, 2013	3,250	3,250
Common Stock, $0.001 par value, 120,000,000 Authorized
33,052,657 and 32,502,657 Issued and outstanding shares as of
March 31, 2014 and December 31, 2013, respectively	33,052	32,502
Additional paid-in capital	6,726,638	6,190,688
Stockholders’ deficit accumulated in the exploratory stage	(18,330,237)	(17,957,915)
Stockholders’ Equity (deficit)	(11,567,297)	(11,731,475)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 3,698,668	$ 7,739,611

* Derived from audited information

RIO BRAVO OIL, INC.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

			From
			Inception
	Three Months Ended		Through
	March 31,		March 31,
	2014	2013	2014

REVENUES AND GAINS
Revenues from sale of oil and gas	$ 9,722	$ 8,712	$ 231,431

OPERATING EXPENSES:
Leasehold operating and workover expense	6,338	617,976	2,290,925
General and administrative	115,233	137,577	1,609,488
Professional fees	18,467	98,968	1,897,213
Depreciation, depletion, amortization
and impairment expense	2,245	25,154	10,830,482
Total operating expenses	142,283	879,675	16,628,108

LOSS FROM OPERATIONS	(132,561)	(870,963)	(16,396,677)

OTHER INCOME AND EXPENSE
Interest expense	(205,481)	(194,435)	(1,586,218)
Other income	6,970		8,533
Total other income	(198,511)	(194,435)	(1,577,685)

NET LOSS	(331,072)	(1,065,398)	(17,974,362)

Preferred dividends	41,250	41,250	350,625

Net loss to common stockholders	$ (372,322)	$ (1,106,648)	$ (18,324,987)

Basic and diluted loss per common share	$ (0.01)	$ (0.03)	$ (0.31)

Basic and diluted weighted average common
shares outstanding	32,692,101	32,465,657	59,237,089

RIO BRAVO OIL, INC.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

			From
			Inception
	Three Months Ended		through
	March 31,		March 31,
	2014	2013	2014

CASH FLOWS FROM OPERATING ACTIVITES
Net loss	(331,072)	(1,065,398)	(17,974,362)
Adjustments to reconcile net loss to cash used in operations
Depreciation, depletion, amortization and impairment	2,245	25,154	10,830,482
Non cash interest expense	103,822	91,224	785,721
Impairment in investment in Eagle Ford	-	-	40,000
Stock based compensation	36,500	-	156,150
Changes in assets and liabilities
Prepaid expenses	-	25,635	23,186
Accounts payable	32,556	413,546	630,443
Accrued expenses	59,459	40,410	789,485

Net cash used by operations	(96,490)	(469,429)	(4,718,895)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures for oil and gas property	-	(5,144)	(1,655,167)
Cash paid to acquire Pan American Oil Company, LLC,
net of cash acquired	-	-	(495,656)
Cash paid to acquire interests from Eagle Ford Oil Co.	-	-	(1,134,193)
Loans to Eagle Ford Oil Company, Inc.	(33,332)	-	(33,332)

Cash flow used in investing activities	(33,332)	(5,144)	(3,318,348)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stockholder loans	126,000	460,000	1,593,601
Proceeds from debt issuance – related party	6,000	-	6,000
Repayment of stockholder loans	(50)	-	(200,050)
Proceeds from debt issuance	-	-	5,188,704
Proceeds from director loan	-	-	3,332
Proceeds from other loans and advances	-	-	445,639
Loan fees paid	-	-	(360,000)
Loan repayments	-	-	(217,853)
Repayment of bridge notes	-	-	(1,550,000)
Proceeds from sale of common stock and warrants	-	-
net of offering costs paid	-	-	2,637,998
Proceeds of Series C preferred stock offering	-	-	492,000
Cash provided by financing activities	131,950	460,000	8,039,371

Increase (decrease) in cash and cash equivalents	2,128	(14,573)	2,128
Cash and cash equivalents, beginning of quarter	-	18,738	-
Cash and cash equivalents, end of quarter	2,128	4,165	2,128

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

The consolidated condensed financial statements included herein are unaudited. Such consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated. All such adjustments are of a normal recurring nature except for those related to the sale of its working interests in its oil and gas leaseholds and receipt of a 10% carried working interest in those same leaseholds as described later in this document. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2014 or for any other period. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the interim information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the SEC on April 14, 2014.

Going Concern

The Company has incurred significant operating losses since its inception and has an accumulated deficit at March 31, 2014 of $18.3 million. In addition, as of March 31, 2014, the Company had a working capital deficit of $8.9 million and is currently unable to satisfy it’s debt obligations when they come due.  Management expects that significant on-going operating and drilling expenditures will be necessary to successfully implement the Company’s drilling plans. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. Implementation of the Company’s plans and its ability to continue as a going concern depend upon its securing substantial additional financing.

The Company has only enough cash to operate through the end of May 2014 and at the time of these financial statements. Management’s plans include efforts to obtain additional capital, although no assurances can be given about the Company’s ability to obtain such capital. If the Company is unable to obtain adequate additional financing or generate additional hydrocarbon production, it will be unable to continue its drilling plans and other activities and may be forced to cease operations. The consolidated financial statements presented herein do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Office furniture and equipment	7 years

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

Beginning balance, December 31, 2013	$2,683,807
Liabilities incurred	-
Liabilities Settled	2,410,807
Accretion expense	-
Balance at March 31, 2014	$273,000

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

	Fair Value	Level 1	Level 2	Level 3

Asset retirement obligation	273,000	-	-	273,000

NOTE 3 – SALE OF OIL AND GAS LEASEHOLD INTEREST

In February 2014, the Company entered into a sale agreement with Eagle Ford, the current operator for its oil field interests, such that the Company sold the entirety of its working and net revenue interests in all of its oil field leaseholds and also sold all of its salvage equipment obtained through its acquisitions of Pan American Oil Company, LLC and Rio Bravo Oil, LLC and Numa Luling, LLC. In addition, Eagle Ford agreed to take over all of the Company’s payables related to the leasehold interests and all of the remaining obligations incurred by the Company when it acquired its leasehold interests from Eagle Ford back in 2012. As consideration Eagle Ford issued a note to the Company in the amount of $500,000 plus a 10% carried working interest in the oil field leaseholds sold to Eagle Ford. The 10% carried working interest is subject to the existing 25% overriding royalty interests that exist on the leaseholds. The Company’s carried working interest means they are not obligated for any cash calls for any drilling or re-work drilling activity and are only obligated for 10% of the leasehold operating expenses. Because the plan for the sale of the assets was in place as of December 31, 2013, these financial statements show all of the assets and liabilities at all balance sheet dates presented as “held for sale”.

The following table shows the assets and liabilities held for sale as of December 31:

2013
ASSETS HELD FOR SALE
Proved oil and gas property	15,888,126
Unproved oil and gas property	1,862,117
Accumulated depletion and impairment	(10,657,849)
Net oil and gas properties	7,092,394

Well Equipment	668,349
Accumulated depreciation	(170,391)
Net property, plant and equipment	497,958

Total assets held for sale	7,590,352

LIABILITIES HELD FOR SALE
Operator Payable	486,088
Eagle Ford asset purchase payable	190,000
Due to the Caltex bankruptcy estate	123,202
Current liabilities held for sale	799,290

Due to the Caltex bankruptcy estate	834,054
Asset retirement obligations	2,683,807
Non-current liabilities held for sale	3,517,861

 The Company determined at December 31, 2013 that due to its plan of sale and the subsequent consummation in February 2014, that the sale would significantly alter the relationship between capitalized costs and it’s proved reserves. The Company has thus included in its loss from operations an impairment charge at December 31, 2013 amounting to $10,607,064. The Company calculated the impairment as the difference between the carrying amount of its oil and gas properties as of December 31, 2013 and the carrying value of the salvage equipment and the value of the liabilities assumed by Eagle Ford. The Company valued the note receivable of $500,000 at zero fair value. The Company also did not include certain liabilities that the Company took over from Eagle Ford during 2013 as the third parties were not party to the transaction. The Company has treated those liabilities in which it agreed with the third party to become liable for as having a continuing guarantee to those third parties. In addition, the Company performed a recalculation of the value of its proved reserves under the 10% carried working interest it obtained in the sale. The Company valued those reserves at $1,571,000. The excess of the liabilities transferred to Eagle Ford against the value of the salvage equipment over and above the $1,571,000 in proved reserves was $1,975,197, which the Company has moved to unproved reserves as of March 31, 2014.

NOTE 4 - OIL AND GAS PROPERTIES

Oil and gas properties consisted of the following:

	March 31, 2014	December 31, 2013

Proved properties	$1,571,000	$-
Accumulated depletion, depreciation and impairment	(1,458)	-
Proved property, net	1,569,542	-
Unproved property	1,975,197	-
Total oil and gas property, net	$3,544,739	$-

Depletion expense amounted to $1,458 and $1,283 for the three months ended March 31, 2014 and 2013, respectively.

NOTE 5 - FURNITURE, FIXTURES AND EQUIPMENT

Furniture, fixtures and equipment consisted of the following:

	March 31,	December 31,
	2014	2013

Office furniture and equipment	$14,939	$14,939
Accumulated depreciation	(787)	-
	$14,152	$14,939

Depreciation expense for the three months ended March 31, 2014 was $787. There was depreciation expense of $23,871 for the three months ended March 31, 2013.

NOTE 6 - NOTES AND ADVANCES PAYABLE

In connection with the acquisition of Pan Am the Company acquired certain advances payable and short term bridge notes in the principal amount of $1,900,000 from two unaffiliated entities. Of the $1,900,000 borrowed, $600,000 was evidenced by an unsecured promissory note, had an interest rate of 10% per annum and was repaid March 2012. The remaining $1,300,000 borrowed was evidenced by a series of loan agreements all with essentially the same terms; interest at the rate of 6% per annum, unsecured, and due on the earlier of December 31, 2012 or upon demand.   As of December 31, 2012, $350,000 was due on this loan.  The Company is currently in negotiations with the lender to extend the maturity date of the loan and expects to complete the extension in 2014.

In addition, in 2011 Pan Am was advanced approximately $90,000 by a then related party. The advance is non-interest bearing, is unsecured and due on demand and as of March 31, 2014 the balance the Company owed is $90,704.

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

In connection with the $2.5 million notes noted above, the Company paid a 10% fee to and unrelated third party who helped facilitate the transaction.  The fee is being amortized on a straight line basis over the life of the loans. For the three months ended March 31, 2014 the Company amortized approximately $30,000 to interest expense.

On April 30, 2012, the Company received gross proceeds of $750,000 from the sale of a promissory note that matures on April 30, 2017, is unsecured and bears interest at the rate of 3% per annum.  The note contains conversion privileges such that the holder may convert at any time into common stock of the Company at a conversion rate of $0.75 per share. The conversion feature includes standard anti-dilution provisions.  The Company recorded a discount of $150,000 as a result of the beneficial conversion feature, and amortized $87,651 of the discount through March 31, 2014.

On May 21, 2012, the Company received gross proceeds of $300,000 from the sale of a promissory note that originally matured on the earlier of December 31, 2012 or upon the Company raising $1,500,000 in debt or equity after the sale of the note, bears interest at the rate of 6% per annum and is unsecured.  On December 24, 2012, the maturity date of the note was extended until March 31, 2013.   The Company is still in negotiations with the lender to extend that maturity date.

In October 2012 through December 2012 the Company received gross proceeds of $1,635,000 from the sale of promissory notes to two stockholders that mature on the earlier of December 31, 2013 or upon the Company raising $1,500,000 in debt or equity after the sale of the notes. The notes bear interest at the rate of 6% per annum and are unsecured. During 2013, the Company borrowed an additional $1,267,600 from the same two stockholders on essentially the same terms with maturity dates ranging from January 2014, through September 2014. The amount owed at December 31, 2013 was $2,902,600. In the first quarter of 2014, the Company borrowed an additional $89,000 from the stockholders and issued promissory notes with essentially the same terms as previous loans with maturities ranging from January 2015 through February 2015. The Company is attempting to negotiate an extension of the maturity date of these notes.

In January 2013, the Company and 0947388 BC Ltd. (“094”) entered into a letter of intent for 094 to farm into the Edwards formation assets acquired through its acquisition of Pan American Oil Company, LLC and Numa Luling, LLC and also the 80% interest in certain leasehold interests acquired from Eagle Ford Oil Co., Inc. The Company and 094 were unable to successfully negotiate a farm-in by 094. At the time of entering the letter of intent, 094 paid a deposit of $300,000. That deposit remains outstanding as of March 31, 2014 and is included in short term notes payable.

In March and April 2013, the Company received gross proceeds of $110,000 from an unrelated third party and issued promissory notes in the same amount. Those notes bear interest at the rate of 6% per annum, are unsecured and mature on the earlier of the one year anniversary of upon the Company obtaining $1.5 mm in financing.

On August 1, 2013, the Company entered into a secured promissory note with HII Technologies for $290,000. The Company entered into the promissory note to forestall mechanics lien issues with the Company’s leaseholds. HII Technologies was a drilling supplier for Eagle Ford who because of its own financial stress, had been unable to timely pay its suppliers, including HII Technologies. The Company and Eagle Ford agreed to reduce the Company’s operator payable to Eagle Ford by the same amount of the promissory note. The loan agreement bears interest at the rate of 5% per annum and matures on or before July 31, 2014. The loan is secured by a lien on the Company leasehold interest in 204 acres in Caldwell County, Texas (see Note 3).

In the first quarter of 2014, the Company issued promissory notes to an unrelated third party in the aggregate principal amount of $37,000 and received gross proceeds of the same amount.  The promissory notes bear interest at 6% per annum, are unsecured and mature at dates ranging between February and March 2015.

In the first quarter of 2014, the CEO and director of the Company advanced the Company approximately $6,000.

NOTE 7 - PREFERRED STOCK

Series A

In connection with the acquisition of Pan American Oil Company, LLC in 2012, the Company issued 5,500,000 shares of Series A preferred stock as partial consideration for the purchase. The Series A preferred stock had an initial issue price of $1 per share and accrues a dividend quarterly to each holder at the rate of 3% per annum based on the original issue price, payable quarterly in cash or in kind. Series A preferred holders are required to have received all dividends before any dividend on common stock may be issued. The Series A preferred ranks senior to common stock in the event of a liquidation or winding up of the Company. The Series A preferred may be converted in whole or in part at any time at the option of the holder at the rate of 1 common share for each Series A Preferred, subject to adjustments as defined in the Series A certificate of designation. In addition, should the common stock of the Company trade in any over the counter market above $1.75 per share for a period of at least 30 consecutive trading days, the Company have an initial public offering of any class of securities in which gross proceeds are in excess of $50 million or consummate a merger in which the existing Company shareholders obtain less than 50% of the voting control of the combined entity, then the Series A preferred will automatically convert into the number of shares of common stock as the then conversion rate indicates. In the event that holders elect not to convert their Series A preferred or no automatic conversion is triggered, on January 31, 2019, the Series A preferred will become mandatorily redeemable for cash at its original issue price plus any unpaid dividends accrued as of that date. On the date of issuance, the Company determined that no beneficial conversion feature was present. As of March 31, 2014 the Company accrued $350,625 of Series A dividends.

Series B

In connection with the acquisition of Numa Luling, LLC in 2012, the Company issued 3,250,000 shares of Series B preferred stock as partial consideration for the purchase.  The Series B preferred stock had an initial issue (also liquidation price) of $1 per share.  The Series B ranks junior to the Series A preferred stock in respect to the payment of dividends but senior to shares of common stock.  The Series B is non-cumulative and dividends must be declared before they become payable by the Company.  The Series B ranks pari-passu in respect to liquidation and all other matters to the Series A preferred stock.  Each share of Series B preferred stock may be converted at any time by the holder into 1.33 shares of common stock.  In the event that the Company’s common stock trades above $1.75 per share for 30 consecutive trading days, the Company closes on a qualified sale (as defined in the agreement) in which the consideration to be received is greater than $50 million, or the Company has an underwritten public offering with proceeds in excess of $50 million, the Series B preferred stock automatically converts into common stock at the rate of 1.33 common shares for each Series B share.  The holders also have standard anti-dilution protections.  On the date of issuance, the Company determined that no beneficial conversion feature was present.

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

In 2012 the Company raised gross proceeds of $492,000 and issued 492,000 shares of Series C preferred stock. In addition, the Company issued one warrant for each share of Series C preferred stock sold in the offering.  Each warrant entitles the holder to acquire one share of the Company’s common stock, at an exercise price of $2.50 per share and expires 3 years from the date of issuance.

NOTE 8 - COMMON STOCK

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

In May 2012 the Board of Directors adopted a stock compensation plan.  The plan allows the Company to issue shares of common stock, options to purchase common stock or stock appreciation rights to employees, directors and consultants employed by the Company.   The number of shares of common stock issuable under the plan is determined each January 1, such that the plan may issue shares of common stock or instruments to acquire common stock of the Company up to 15% of the then outstanding common stock of the Company.  No awards were granted or outstanding during the period ending March 31, 2014.

In March 2014, a Series A preferred shareholder converted 500,000 shares of Series A preferred and received 550,000 shares of common stock of the Company.  The Company has recorded compensation expense of $36,500 in connection with the issuance as the holder was entitled to receive only 500,000 shares of common stock via the conversion of the Series A preferred (see Note 7).

NOTE 9 - COMMITMENTS AND CONTINGENCIES

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

NOTE 10 - NON CASH DISCLOSURES NOT MADE ELSEWHERE

No amounts were paid for income taxes in the periods presented in these financial statements.

NOTE 11 – SUBSEQUENT EVENTS

During the second quarter of 2014, the Company received gross proceeds pursuant to promissory notes of $89,000, of which $27,000 was advanced by a shareholder of the Company and $11,500 was advanced by an affiliate of the Company’s president.

During the second quarter, the Company was notified of a lease dispute regarding cancellation of certain leases in Luling, Texas.  The Company has informed the disputing party that the Company’s interest in the property is limited to a carried working interest and that dispute should be resolved with the property’s operator Eagle Ford Oil Co, Inc.

The Company is in discussions with its promissory note holders for conversion of their outstanding debt to a new series of preferred shares which would have certain preferred voting rights.  The Company cannot forecast the final results of such discussions, if any.

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

Finance:

Debt:

In October 2012 through December 2012 the Company received gross proceeds of $1,635,000 from the sale of promissory notes to two stockholders that mature on the earlier of December 31, 2013 or upon the Company raising $1,500,000 in debt or equity after the sale of the notes.  The notes bear interest at the rate of 6% per annum and are unsecured.  During 2013, the Company borrowed an additional $1,267,600 from the same two stockholders on essentially the same terms with maturity dates ranging from January 2014, through September 2014.  The amount owed at December 31, 2013 was $2,902,600.  The Company is attempting to negotiate an extension of the maturity date of these notes.

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

In the first quarter of 2014, the Company issued promissory notes to an unrelated third party in the aggregate principal amount of $37,000 and received gross proceeds of the same amount.  The promissory notes bear interest at 6% per annum, are unsecured and mature at dates ranging between February and March 2015.

In the first quarter of 2014, the CEO and director of the Company advanced the Company approximately $6,000.

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

On March 11, 2013, Marvin Markman converted 100,000 shares of Series A Preferred Stock into 111,000 shares of Common Stock.

In March 2014, Varexco Development, LLC converted 500,000 shares of Series A Preferred Stock into 550,000 shares of Common Stock.

Period Comparisons

Comparison of the three months ended March 31, 2014 to March 31, 2013

In the three months ended March 31, 2014 we had revenues of approximately $9,722 compared to revenues of $8,712 in the three months ended March 31, 2013.  Revenues were derived from the sales of oil and gas attributable to our acquisition of leasehold rights from Eagle Ford Oil Co, Inc. In February 2014, the Company entered into a sale agreement with Eagle Ford Oil Co. and going forward from such date the Company only has a 10% carried working interest in all of the oil and gas leaseholds sold to Eagle Ford.  Due to such sale, our operations in 2014 will be substantially curtailed.  As a result of such sale, our leasehold operating costs were significantly reduced to $6,338 in the three months ended March 31, 2014 compared to $617,976 in the three months ended March 31, 2013.

In the three months ended March 31, 2014, our general and administrative expenses decreased by approximately $22,344 to $115,233 from approximately $137,577 in the three months ended March 31, 2014. This is reflective of the lower level of operating activity during the current period.

In the three months ended March 31, 2014, our professional fee expenses decreased to $18,467 from $98,968 in the three months ended March 31, 2013. The decrease was due to one-time charges incurred in the prior year due to the certain acquisitions.

Depletion, Depreciation and Amortization expense increased in the three-month ended March 31, 2014 to $2,245 from $25,154 for the three months ended March 31, 2013. The decrease is reflective of the lower level of operating activity during the current period.

Interest expense increased in the three months ended March 31, 2014 to $205,481 from $194,435 in the three months ended March 31, 2013. The increase was the result of our increased borrowings.

Liquidity and Capital Resources

Liquidity

As of March 31, 2014 we had approximately $2,128 in cash, a working capital deficit of approximately $8,916,447 and an accumulated deficit of approximately $18,330,237. Total Stockholders’ deficit at March 31, 2014 was approximately $11,567,297. Total debt at March 31, 2014 was approximately $7.600 million, an increase of approximately $206,000 from approximately $7.394 million at December 31, 2013. Our operating activities used approximately $96,490 in cash for the three months ended March 31, 2014. Our investing activities used $33,332. We believe that we do not have sufficient cash on hand to fund all of our projected operating expenses for the next twelve months. If we are unable to raise sufficient cash, we may need to curtail operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

(a)

Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2014. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are not designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In March 2014, Varexco Development, LLC converted 500,000 shares of Series A Preferred Stock into 550,000 shares of Common Stock.

During the second quarter of 2014, the Company received gross proceeds pursuant to promissory notes of $89,000, of which $27,000 was advanced by a shareholder of the Company and $11,500 was advanced by an affiliate of the Company’s president.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the second quarter, the Company was notified of a lease dispute regarding cancellation of certain leases in Luling, Texas.  The Company has informed the disputing party that the Company’s interest in the property is limited to a carried working interest and that dispute should be resolved with the property’s operator Eagle Ford Oil Co, Inc.

The Company is in discussions with its promissory note holders for conversion of their outstanding debt to a new series of preferred shares which would have certain preferred voting rights.  The Company cannot forecast the final results of such discussions, if any.

ITEM 6. EXHIBITS

Index to Exhibits

Exhibit No.	Description

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 32.2 101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE

Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

XBRL Instance Document

XBRL Taxonomy Extension Schema Document

XBRL Taxonomy Extension Calculation Linkbase Document

XBRL Taxonomy Extension definition Linkbase Document

XBRL Taxonomy Extension Label Linkbase Document

XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 2014.

RIO BRAVO OIL, INC.

By:	/s/ Carlos E. Buchanan, II
Carlos E. Buchanan II
President, Principal Executive Officer, Chief Financial Officer and
Director (Principal Executive Officer and Principal Financial Officer)