Form 10-Q
period 2014-06-30
Rio Bravo Oil, Inc.
filed 2014-08-14
CIK 1502774

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q

(Mark One)
 ☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal quarter ended                 June 30, 2014

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

               For the transition period from                              to

RIO BRAVO OIL, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	000-54564	42-1771917
(State of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

5868 Fountainview, Suite 345, Houston, TX 77057

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

There were 33,052,657 shares outstanding of registrant’s common stock, par value $0.001 per share, as of August 11, 2014.

Transitional Small Business Disclosure Format (check one):     Yes ☐   No ☒

TABLE OF CONTENTS

PART I

ITEM 1. FINANCIAL STATEMENTS

RIO BRAVO OIL, INC.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
ASSETS	Unaudited	*
CURRENT ASSETS
Cash and cash equivalents	$ 1,444	$ -
Other receivables	-	-
Prepaid expenses	-	5,742
TOTAL CURRENT ASSETS	1,444	5,742
PROPERTY AND EQUIPMENT
Proved oil and gas properties, net of accumulated depletion	1,569,538	-
Unproved oil and gas properties	1,975,197	-
Furniture, fixtures and equipment, net of accumulated deprec.	14,965	14,939
Assets held for sale	-	7,590,352
Deferred loan costs, net of amortization	68,578	128,578
TOTAL ASSETS	$ 3,629,722	$ 7,739,611
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$ 553,759	$ 439,570
Accrued expenses	1,619,895	1,341,202
Advances payable – Related Party	90,704	90,704
Accrued Rio Bravo assets purchase payable	-	6,968
Loan from former director	3,332	3,332
Liabilities held for sale	-	799,290
Short term notes payable – related party	32,269	-
Short term notes payable	6,597,851	6,427,330
Bridge notes payable	350,000	350,000
TOTAL CURRENT LIABILITIES	9,247,810	9,458,396
NON CURRENT LIABILITIES
Notes payable	687,651	613,829
Liabilities held for sale	-	3,517,861
Asset retirement obligation	275,730	-
TOTAL LIABILITIES	10,211,191	13,590,086
Commitments and contingencies
REDEEMABLE SERIES A PREFERRED STOCK	4,889,000	5,389,000
REDEEMABLE SERIES C PREFERRED STOCK	492,000	492,000
STOCKHOLDERS’ EQUITY
Series B Preferred Stock, $0.001 par value, 5,000,000. Authorized 3,250,000 and 3,250,000 issued and outstanding shares as of June 30, 2014 and December 31, 2013	3,250	3,250
Common Stock, $0.001 par value, 120,000,000 Authorized
33,052,657 and 32,502,657 Issued and outstanding shares as of
June 30, 2014 and December 31, 2013, respectively	33,052	32,502
Additional paid-in capital	6,726,638	6,190,688
Stockholders’ deficit accumulated in the exploratory stage	(18,725,409)	(17,957,915)
Stockholders’ Equity (deficit)	(11,962,469)	(11,731,475)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 3,629,722	$ 7,739,611

* Derived from audited information

See accompanying notes to the Condensed Consolidated Financial Statements (unaudited)

RIO BRAVO OIL, INC.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

			From
			Inception
	Six Months Ended		Through
	June 30,		June 30,
	2014	2013	2014

REVENUES AND GAINS
Revenues from sale of oil and gas	$ 9,748	$ 65,738	$ 231,457

OPERATING EXPENSES:
Leasehold operating and workover expense	9,902	1,063,281	2,294,489
General and administrative	228,899	320,151	1,723,154
Professional fees	77,950	289,136	1,956,696
Depreciation, depletion, impairment
and amortization expense	3,036	57,654	10,831,273
Total operating expenses	319,787	1,730,222	16,805,612

LOSS FROM OPERATIONS	(310,039)	(1,664,484)	(16,574,155)

OTHER INCOME AND EXPENSE
Other income	-	1,562	1,563
Interest expense	(374,955)	(396,648)	(1,755,692)
Total other income (expense)	(374,955)	(395,086)	(1,754,129)

NET LOSS	(684,994)	(2,059,570)	(18,328,284)

Preferred dividends	82,500	82,500	391,875

Net loss to common stockholders	$ (767,494)	$ (2,142,070)	$ (18,720,159)

Basic and diluted loss per common share	$ (0.02)	$ (0.07)	$(0.32)

Basic and diluted weighted average common
shares outstanding	33,248,213	32,484,774	58,298,273

See accompanying notes to the Condensed Consolidated Financial Statements (unaudited)

RIO BRAVO OIL, INC.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	June 30,
	2014	2013

REVENUES AND GAINS
Revenues from sale of oil and gas	$ 26	$ 57,026

OPERATING EXPENSES:
Leasehold operating and workover expense	3,564	445,305
General and administrative	113,666	182,574
Professional fees	59,483	190,168
Depreciation, depletion and amortization expense	791	32,500
Total operating expenses	177,504	850,547

LOSS FROM OPERATIONS	(177,478)	(793,521)

OTHER INCOME AND EXPENSE
Other income (expense)	(6,970)	1,562
Interest expense	(169,474)	(202,213)
Total other income (expense)	(176,444)	(200,651)

NET LOSS	(353,922)	(994,172)

Preferred dividends	41,250	41,250

Net loss to common stockholders	(395,172)	$ (1,035,422)

Basic and diluted loss per common share	$ (0.01)	$ (0.03)

Basic and diluted weighted average common
shares outstanding	33,052,657	32,502,657

RIO BRAVO OIL, INC.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

			From
			Inception
	Six Months Ended		through
	June 30,		June 30,
	2014	2013	2014

CASH FLOWS FROM OPERATING ACTIVITES
Net loss	$ (684,994)	(2,059,570)	(18,328,284)
Adjustments to reconcile net loss to cash used in operations
Depreciation, depletion and amortization expense	3,036	57,654	10,831,273
Non cash interest expense	136,552	186,524	818,451
Impairment of Eagle Ford receivables and investment in
Eagle Ford	39,071	-	79,071
Stock based compensation	36,500	-	156,150
Changes in assets and liabilities
Prepaid expenses	-	29,080	23,186
Accounts payable	105,628	631,151	703,515
Accrued expenses	196,193	158,817	926,219
Net cash used by operations	(168,014)	(996,344)	(4,790,419)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures for oil and gas property	-	(8,706)	(1,655,167)
Cash paid to acquire Pan American Oil Company, LLC,
net of cash acquired	-		(495,656)
Cash paid to acquire leasehold interests from Eagle Ford Oil Co.			(1,134,193)
Loans to Eagle Ford Oil Company, Inc.	(33,332)		(33,332)
Cash flow provided by investing activities	(33,332)	(8,706)	(3,318,348)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stockholder loan	178,000	-	1,645,601
Proceeds from notes – related party	23,319		23,319
Repayment of stockholder loan	(50)	-	(200,050)
Proceeds from debt issuance	-	1,085,000	5,188,704
Proceeds from director loan		-	3,332
Proceeds from other loans and advances	1,521		447,160
Loan fees paid		-	(360,000)
Loan repayments		(5,739)	(217,853)
Repayment of bridge notes		-	(1,550,000)
Proceeds from sale of common stock and warrants
net of offering costs paid		-	2,637,998
Proceeds from Series C preferred stock offering		-	492,000
Cash provided by financing activities	202,790	1,079,261	8,110,211

Increase (decrease) in cash and cash equivalents	1,444	74,211	1,444
Cash and cash equivalents, beginning of year	-	18,738	-
Cash and cash equivalents, end of period	$ 1,444	92,949	1,444

Cash paid for interest	$ -	$ -	$ -

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

Going Concern

The Company has incurred significant operating losses since its inception and has an accumulated deficit at June 30, 2014 of $18.725 million. In addition, as of June 30, 2014, the Company had a working capital deficit of $9.246 million and is currently unable to satisfy it’s debt obligations when they come due.  Management expects that significant on-going operating and drilling expenditures will be necessary to successfully implement the Company’s drilling plans. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. Implementation of the Company’s plans and its ability to continue as a going concern depend upon its securing substantial additional financing.

The Company has only enough cash to operate through the end of August 2014 and at the time of these financial statements. Management’s plans include efforts to obtain additional capital, although no assurances can be given about the Company’s ability to obtain such capital. If the Company is unable to obtain adequate additional financing or generate additional hydrocarbon production, it will be unable to continue its drilling plans and other activities and may be forced to cease operations. The consolidated financial statements presented herein do not include any adjustments that might result from the outcome of this uncertainty.

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

Beginning balance, December 31, 2013	$-
Liabilities incurred	273,000
Liabilities Settled	-
Accretion expense	2,730
Balance at June 30, 2014	$275,730

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

	Fair Value	Level 1	Level 2	Level 3

Asset retirement obligation	275,730	-	-	275,730

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

The Company determined at December 31, 2013 that due to its plan of sale and the subsequent consummation in February 2014, that the sale would significantly alter the relationship between capitalized costs and it’s proved reserves. The Company has thus included in its loss from operations an impairment charge at December 31, 2013 amounting to $10,607,064. The Company calculated the impairment as the difference between the carrying amount of its oil and gas properties as of December 31, 2013 and the carrying value of the salvage equipment and the value of the liabilities assumed by Eagle Ford. The Company valued the note receivable of $500,000 at zero fair value. The Company also did not include certain liabilities that the Company took over from Eagle Ford during 2013 as the third parties were not party to the transaction. The Company has treated those liabilities in which it agreed with the third party to become liable for as having a continuing guarantee to those third parties. In addition, the Company performed a recalculation of the value of its proved reserves under the 10% carried working interest it obtained in the sale. The Company valued those reserves at $1,571,000. The excess of the liabilities transferred to Eagle Ford against the value of the salvage equipment over and above the $1,571,000 in proved reserves was $1,975,197, which the Company has moved to unproved reserves as of June 30, 2014.

NOTE 4 - OIL AND GAS PROPERTIES

Oil and gas properties consisted of the following:

	June 30, 2014	December 31, 2013

Proved properties	$1,571,000	$-
Accumulated depletion, depreciation and impairment	(1,462)	-
Proved property, net	1,569,538	-
Unproved property	1,975,197	-
Total oil and gas property, net	$3,544,735	$-

Depletion expense amounted to $1,462 and $9,861 for the six months ended June 30, 2014 and 2013 respectively.

NOTE 5 - FURNITURE, FIXTURES AND EQUIPMENT

Furniture, fixtures and equipment consisted of the following:

	June 30,	December 31,
	2014	2013

Office furniture and equipment	$16,539	$ 14,939
Accumulated depreciation	(1,574)	-
	$14,965	$ 14,939

Depreciation expense for the six months ended June 30, 2014 was $1,574. There was depreciation expense of $47,817 for the six months ended June 30, 2013.

NOTE 6 - NOTES AND ADVANCES PAYABLE

In connection with the acquisition of Pan Am the Company acquired certain advances payable and short term bridge notes in the principal amount of $1,900,000 from two unaffiliated entities. Of the $1,900,000 borrowed, $600,000 was evidenced by an unsecured promissory note, had an interest rate of 10% per annum and was repaid March 2012. The remaining $1,300,000 borrowed was evidenced by a series of loan agreements all with essentially the same terms; interest at the rate of 6% per annum, unsecured, and due on the earlier of December 31, 2012 or upon demand.   As of December 31, 2013 and June 30, 2014, $350,000 was due on this loan.  The Company is currently in negotiations with the lender to extend the maturity date of the loan and expects to complete the extension in 2014.

In addition, in 2011 Pan Am was advanced approximately $90,000 by a then related party. The advance is non-interest bearing, is unsecured and due on demand and as of June 30, 2014 the balance the Company owed is $90,704.

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

In connection with the $2.5 million notes noted above, the Company paid a 10% fee to and unrelated third party who helped facilitate the transaction.  The fee is being amortized on a straight line basis over the life of the loans. For the six months ended June 30, 2014 the Company amortized approximately $60,000 to interest expense.

On April 30, 2012, the Company received gross proceeds of $750,000 from the sale of a promissory note that matures on April 30, 2017, is unsecured and bears interest at the rate of 3% per annum.  The note contains conversion privileges such that the holder may convert at any time into common stock of the Company at a conversion rate of $0.75 per share. The conversion feature includes standard anti-dilution provisions.  The Company recorded a discount of $150,000 as a result of the beneficial conversion feature, and amortized $87,651 of the discount through June 30, 2014.

On May 21, 2012, the Company received gross proceeds of $300,000 from the sale of a promissory note that originally matured on the earlier of December 31, 2012 or upon the Company raising $1,500,000 in debt or equity after the sale of the note, bears interest at the rate of 6% per annum and is unsecured.  On December 24, 2012, the maturity date of the note was extended until March 31, 2013.   The principal balance under this note is $300,000 as of June 30, 2014.  The Company is still in negotiations with the lender to extend that maturity date.

In October 2012 through December 2012 the Company received gross proceeds of $1,635,000 from the sale of promissory notes to two stockholders that mature on the earlier of December 31, 2013 or upon the Company raising $1,500,000 in debt or equity after the sale of the notes. The notes bear interest at the rate of 6% per annum and are unsecured. During 2013, the Company borrowed an additional $1,267,600 from the same two stockholders on essentially the same terms with maturity dates ranging from January 2014, through September 2014. The amount owed at December 31, 2013 was $2,902,600. In the first six months of 2014, the Company borrowed an additional $141,000 from the stockholders and issued promissory notes with essentially the same terms as previous loans with maturities ranging from January 2015 through June 2015. The Company is attempting to negotiate an extension of the maturity date of these notes.

In January 2013, the Company and 0947388 BC Ltd. (“094”) entered into a letter of intent for 094 to farm into the Edwards formation assets acquired through its acquisition of Pan American Oil Company, LLC and Numa Luling, LLC and also the 80% interest in certain leasehold interests acquired from Eagle Ford Oil Co., Inc. The Company and 094 were unable to successfully negotiate a farm-in by 094. At the time of entering the letter of intent, 094 paid a deposit of $300,000. That deposit remains outstanding as of June 30, 2014 and is included in short term notes payable.

In March and April 2013, the Company received gross proceeds of $110,000 from an unrelated third party and issued promissory notes in the same amount. Those notes bear interest at the rate of 6% per annum, are unsecured and mature on the earlier of the one year anniversary of upon the Company obtaining $1.5 mm in financing.  The principal balance of $110,000 remains outstanding as of June 30, 2014.

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

During 2014, the CEO and an entity affiliated with the CEO advanced the Company approximately $23,000.  As of June 30, 2014, the balance outstanding under those advances was approximately $32,000.

NOTE 7 - PREFERRED STOCK

Series A

In connection with the acquisition of Pan American Oil Company, LLC in 2012, the Company issued 5,500,000 shares of Series A preferred stock as partial consideration for the purchase. The Series A preferred stock had an initial issue price of $1 per share and accrues a dividend quarterly to each holder at the rate of 3% per annum based on the original issue price, payable quarterly in cash or in kind. Series A preferred holders are required to have received all dividends before any dividend on common stock may be issued. The Series A preferred ranks senior to common stock in the event of a liquidation or winding up of the Company. The Series A preferred may be converted in whole or in part at any time at the option of the holder at the rate of 1 common share for each Series A Preferred, subject to adjustments as defined in the Series A certificate of designation. In addition, should the common stock of the Company trade in any over the counter market above $1.75 per share for a period of at least 30 consecutive trading days, the Company have an initial public offering of any class of securities in which gross proceeds are in excess of $50 million or consummate a merger in which the existing Company shareholders obtain less than 50% of the voting control of the combined entity, then the Series A preferred will automatically convert into the number of shares of common stock as the then conversion rate indicates. In the event that holders elect not to convert their Series A preferred or no automatic conversion is triggered, on January 31, 2019, the Series A preferred will become mandatorily redeemable for cash at its original issue price plus any unpaid dividends accrued as of that date. On the date of issuance, the Company determined that no beneficial conversion feature was present. As of June 30, 2014 the Company accrued $381,875 of Series A dividends.

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

In May 2012 the Board of Directors adopted a stock compensation plan.  The plan allows the Company to issue shares of common stock, options to purchase common stock or stock appreciation rights to employees, directors and consultants employed by the Company.   The number of shares of common stock issuable under the plan is determined each January 1, such that the plan may issue shares of common stock or instruments to acquire common stock of the Company up to 15% of the then outstanding common stock of the Company.  No awards were granted or outstanding during the period ending June 30, 2014.

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

The Management of the Company originally adopted a strategy of developing a growth-oriented independent energy and production company with a focus on development of proven undeveloped reservoirs and expansion of fields through unconventional methods of resource development. The Company began to execute this strategy through it’s acquisitions and aggregation of certain working interests located within the Luling Edwards, Darst Creek Luling Branyon, and Salt Flat fields in Texas, (collectively referred to as the “Luling Edwards Fields”). It had been the Company’s strategy to acquire certain significant working interests and assets within productive Edwards reservoirs, to additionally acquire additional rights associated with its targeted leases and to obtain secondary development opportunities.

Material Events

In February 2014, the Company entered into a sale agreement with Eagle Ford Oil, Inc. (the “Sale Agreement”), the then operator for its oil field interests, such that the Company sold the entirety of its working and net revenue interests in all of its oil field leaseholds and also sold all of its salvage equipment obtained through its acquisitions of Pan American Oil Company, LLC and Rio Bravo Oil, LLC and Numa Luling, LLC. In addition, Eagle Ford agreed to take over all of the Company’s payables related to the leasehold interests and all of the remaining obligations incurred by the Company when it acquired its leasehold interests from Eagle Ford back in 2012. As consideration Eagle Ford issued a note to the Company in the amount of $500,000 plus a 10% carried working interest in the oil field leaseholds sold to Eagle Ford. The 10% carried working interest is subject to the existing 25% overriding royalty interests that exist on the leaseholds. The Company’s carried working interest means they are not obligated for any cash calls for any drilling or re-work drilling activity and are only obligated for 10% of the leasehold operating expenses.

Operations

Effective the date of the Sale Agreement, the Company ceased active operations of all of its prior oil assets and operations and thereafter retains only a 10% carried working interest subject to a 25% overriding royalty interest on it’s prior leaseholds, for which it is not obligated for any cash calls for any drilling or re-work drilling activity and is only obligated for 10% of the related leasehold operating expenses.

Finance

Debt:

In connection with the acquisition of Pan Am the Company acquired certain advances payable and short term bridge notes in the principal amount of $1,900,000 from two unaffiliated entities. Of the $1,900,000 borrowed, $600,000 was evidenced by an unsecured promissory note, had an interest rate of 10% per annum and was repaid March 2012. The remaining $1,300,000 borrowed was evidenced by a series of loan agreements all with essentially the same terms; interest at the rate of 6% per annum, unsecured, and due on the earlier of December 31, 2012 or upon demand.   As of December 31, 2013 and June 30, 2014, $350,000 was due on this loan.  The Company is currently in negotiations with the lender to extend the maturity date of the loan and expects to complete the extension in 2014.

In addition, in 2011 Pan Am was advanced approximately $90,000 by a then related party. The advance is non-interest bearing, is unsecured and due on demand and as of June 30, 2014 the balance the Company owed is $90,704.

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

In connection with the $2.5 million notes noted above, the Company paid a 10% fee to and unrelated third party who helped facilitate the transaction.  The fee is being amortized on a straight line basis over the life of the loans. For the six months ended June 30, 2014 the Company amortized approximately $60,000 to interest expense.

On April 30, 2012, the Company received gross proceeds of $750,000 from the sale of a promissory note that matures on April 30, 2017, is unsecured and bears interest at the rate of 3% per annum.  The note contains conversion privileges such that the holder may convert at any time into common stock of the Company at a conversion rate of $0.75 per share. The conversion feature includes standard anti-dilution provisions.  The Company recorded a discount of $150,000 as a result of the beneficial conversion feature, and amortized $87,651 of the discount through June 30, 2014.

On May 21, 2012, the Company received gross proceeds of $300,000 from the sale of a promissory note that originally matured on the earlier of December 31, 2012 or upon the Company raising $1,500,000 in debt or equity after the sale of the note, bears interest at the rate of 6% per annum and is unsecured.  On December 24, 2012, the maturity date of the note was extended until March 31, 2013.   The principal balance under this note is $300,000 as of June 30, 2014.  The Company is still in negotiations with the lender to extend that maturity date.

In October 2012 through December 2012 the Company received gross proceeds of $1,635,000 from the sale of promissory notes to two stockholders that mature on the earlier of December 31, 2013 or upon the Company raising $1,500,000 in debt or equity after the sale of the notes. The notes bear interest at the rate of 6% per annum and are unsecured. During 2013, the Company borrowed an additional $1,267,600 from the same two stockholders on essentially the same terms with maturity dates ranging from January 2014, through September 2014. The amount owed at December 31, 2013 was $2,902,600. In the first six months of 2014, the Company borrowed an additional $141,000 from the stockholders and issued promissory notes with essentially the same terms as previous loans with maturities ranging from January 2015 through June 2015. The Company is attempting to negotiate an extension of the maturity date of these notes.

In January 2013, the Company and 0947388 BC Ltd. (“094”) entered into a letter of intent for 094 to farm into the Edwards formation assets acquired through its acquisition of Pan American Oil Company, LLC and Numa Luling, LLC and also the 80% interest in certain leasehold interests acquired from Eagle Ford Oil Co., Inc. The Company and 094 were unable to successfully negotiate a farm-in by 094. At the time of entering the letter of intent, 094 paid a deposit of $300,000. That deposit remains outstanding as of June 30, 2014 and is included in short term notes payable.

In March and April 2013, the Company received gross proceeds of $110,000 from an unrelated third party and issued promissory notes in the same amount. Those notes bear interest at the rate of 6% per annum, are unsecured and mature on the earlier of the one year anniversary of upon the Company obtaining $1.5 mm in financing.  The principal balance of $110,000 remains outstanding as of June 30, 2014.

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

During 2014, the CEO and an entity affiliated with the CEO of the Company advanced the Company approximately $23,000.  As of June 30, 2014, the balance outstanding under these advances was approximately $32,000.

Equity

PREFERRED STOCK:

Series A

In connection with the acquisition of Pan American, the Company issued 5,500,000 shares of Series A preferred stock as partial consideration for the purchase. The Series A preferred stock had an initial issue price of $1 per share and accrues a dividend quarterly to each holder at the rate of 3% per annum based on the original issue price, payable quarterly in cash or in kind. Series A preferred holders are required to have received all dividends before any dividend on common stock may be issued. The Series A preferred ranks senior to common stock in the event of a liquidation or winding up of the Company. The Series A preferred may be converted in whole or in part at any time at the option of the holder at the rate of 1 common share for each Series A Preferred, subject to adjustments as defined in the Series A certificate of designation. In addition, should the common stock of the Company trade in any over the counter market above $1.75 per share for a period of at least 30 consecutive trading days, the Company have an initial public offering of any class of securities in which gross proceeds are in excess of $50 million or consummate a merger in which the existing Company shareholders obtain less than 50% of the voting control of the combined entity, then the Series A preferred will automatically convert into the number of shares of common stock as the then conversion rate indicates. In the event that holders elect not to convert their Series A preferred or no automatic conversion is triggered, on January 31, 2019, the Series A preferred will become mandatorily redeemable for cash at its original issue price plus any unpaid dividends accrued as of that date.  On the date of issuance, the Company determined that no beneficial conversion feature was present. As of June 30, 2014 the Company accrued $381,875 of Series A dividends.

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

Series C

During the quarter ending September 30, 2012 the Company raised gross proceeds of $492,000 and issued 492,000 shares of Series C preferred stock. In addition, the Company issued one warrant for each share of Series C preferred stock sold in the offering. Each warrant entitles the holder to acquire one share of the Company’s common stock, at an exercise price of $2.50 per share and expires 3 years from the date of issuance. The original issuance price was $1.00 per share. The Series C Preferred Stock shall, with respect to dividend rights and rights upon liquidation, winding up or dissolution, rank junior to or pari passu to other classes or series of preferred stock and prior to common stock. The Corporation shall pay the holders of Series C Preferred Stock a dividend in an amount equal to five percent (5%) per annum multiplied by the Original Issue Price of the Series C Preferred Stock. Cumulative Preferred Dividends shall be payable in quarterly installments in cash or in kind, at the sole option of the Corporation. Each share of Series C Preferred Stock may be converted by any holder thereof, without any further consideration, at any time, into 1.11 shares of Common Stock (the “Conversion Rate”).  In addition, each share of Series C Preferred Stock shall be automatically converted into shares of the Company’s Common Stock at the Conversion Rate upon the occurrence of any of the following events:

(i) The shares of the Company’s Common Stock shall trade at a price of over $1.75 per share (as adjusted for stock splits or other events which would result in an adjustment of the conversion rate) for a period in excess of thirty (30) consecutive trading days and the shares of the Company’s Common Stock underlying the Series C Preferred Stock are either (i) included in an effective registration statement or eligible to be traded pursuant to an applicable exemption from registration.

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

COMMON STOCK:

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

In March 2014, a Series A preferred shareholder converted 500,000 shares of Series A preferred and received 550,000 shares of common stock of the Company.  The Company has recorded compensation expense of $36,500 in connection with the issuance as the holder was entitled to receive only 500,000 shares of common stock via the conversion.

Period Comparisons

Comparison of the three months ended June 30, 2014 to June 30, 2013

In the three months ended June 30, 2014 we had revenues of approximately $26 compared to revenues of $57,026 in the three months ended June 30, 2013.  Revenues were derived from the sales of oil and gas attributable to our acquisition of leasehold rights from Eagle Ford Oil Co, Inc., which effectively ceased due to the sale of these assets in February 2014. Effective February 2014, the Company only has a 10% carried working interest in all of the oil and gas leaseholds sold to Eagle Ford. As a result of such sale, our leasehold operating costs were significantly reduced to $3,564 in the three months ended June 30, 2014 compared to $445,305 in the three months ended June 30, 2013.

In the three months ended June 30, 2014, our general and administrative expenses decreased by $68,908 to $113,666 from $182,574 in the three months ended June 30, 2014. This is reflective of the lower level of operating activity during the current period.

In the three months ended June 30, 2014, our professional fee expenses decreased to $59,483 from $190,168 in the three months ended June 30, 2013. The decrease was due to one-time charges incurred in the prior year due to the certain acquisitions.

Depletion, Depreciation and Amortization expense decreased in the three-month ended June 30, 2014 to $791 from $32,500 for the three months ended June 30, 2013. The decrease is reflective of the lower level of operating activity during the current period.

Interest expense decreased in the three months ended June 30, 2014 to $169,474 from $202,213 in the three months ended June 30, 2013. The increase was the result of decreased borrowings.

Comparison of the six months ended June 30, 2014 to June 30, 2013

In the six months ended June 30, 2014 we had revenues of approximately $9,748 compared to revenues of $65,738 in the six months ended June 30, 2013.  Revenues were derived from the sales of oil and gas attributable to our acquisition of leasehold rights from Eagle Ford Oil Co, Inc., which effectively ceased due to the sale of these assets in February 2014. Effective February 2014, the Company only has a 10% carried working interest in all of the oil and gas leaseholds sold to Eagle Ford. As a result of such sale, our leasehold operating costs were significantly reduced to $9,902 in the six months ended June 30, 2014 compared to $1,063,281 in the six months ended June 30, 2013.

In the six months ended June 30, 2014, our general and administrative expenses decreased by $91,252 to $228,899 from $320,151 in the six months ended June 30, 2014. This is reflective of the lower level of operating activity during the current period.

In the six months ended June 30, 2014, our professional fee expenses decreased to $77,950 from $289,136 in the six months ended June 30, 2013. The decrease was due to one-time charges incurred in the prior year due to the certain acquisitions.

Depletion, Depreciation and Amortization expense decreased in the six-month ended June 30, 2014 to $3,036 from $57,654 for the six months ended June 30, 2013. The decrease is reflective of the lower level of operating activity during the current period.

Interest expense decreased in the six months ended June 30, 2014 to $374,955 from $396,648 in the six months ended June 30, 2013. The increase was the result of decreased borrowings.

Liquidity and Capital Resources

Liquidity

As of June 30, 2014 we had approximately $1,444 in cash, a working capital deficit of approximately $9.246 million and an accumulated deficit of approximately $18,725,409. Total Stockholders’ deficit at June 30, 2014 was approximately $11.962 million. Total debt at June 30, 2014 was approximately $7.667 million, an increase of approximately $273,000 from approximately $7.394 million at December 31, 2013. Our operating activities used $168,014 in cash for the six months ended June 30, 2014. Our investing activities used $33,332 during the six months ended June 30, 2014. We believe that we do not have sufficient cash on hand to fund all of our projected operating expenses for the next twelve months. If we are unable to raise sufficient cash, we may need to curtail operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

(a)

Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2014. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are not designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During 2014, (i) a related party advanced the Company approximately $30,000 and (ii) the Company’s CEO advanced the Company approximately $8,000.

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

XBRL Taxonomy Extension Calculation Linkbase Document

XBRL Taxonomy Extension definition Linkbase Document

XBRL Taxonomy Extension Label Linkbase Document

XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2014.

RIO BRAVO OIL, INC.

By:	/s/ Carlos E. Buchanan, II
Carlos E. Buchanan II
President, Principal Executive Officer, Chief Financial Officer and
Director (Principal Executive Officer and Principal Financial Officer)

Exhibit 31.1

CERTIFICATION

      I, Carlos E. Buchanan II, certify that:

1.

I have reviewed this Form 10-Q for the period ended June 30, 2014 of Rio Bravo Oil, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a.

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a.

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b.

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 14, 2014

/s/ Carlos E. Buchanan II

-------------------

Carlos E. Buchanan II

Principal Executive Officer

                                                 Exhibit 31.2

CERTIFICATION

      I, Carlos E. Buchanan II, certify that:

1.

I have reviewed this Form 10-Q for the period ended June 30, 2014September 30, 2013 of Rio Bravo Oil, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a.

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a.

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b.

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 14, 2014

/s/ Carlos E. Buchanan II

-------------------

Carlos E. Buchanan II

Principal Executive Officer

                                                                    Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906

OF THE SARBANES-OXLEY ACT OF 2002

      The undersigned, Carlos E. Buchanan II, the Chief Executive Officer of RIO BRAVO OIL. INC.  (the "Company"), DOES HEREBY CERTIFY that:

      1. The Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (the "Report"), fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

      2. Information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

IN WITNESS WHEREOF, the undersigned has executed this statement this 14th day of August, 2014.

 /s/ Carlos E. Buchanan II

-------------------

Carlos E. Buchanan II

Principal Executive Officer

A signed original of this written statement required by Section 906 has been provided to Rio Bravo Oil, Inc. and will be retained by Rio Bravo Oil, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

     Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906

OF THE SARBANES-OXLEY ACT OF 2002

      The undersigned, Carlos E. Buchanan II, the Chief Financial Officer of RIO BRAVO OIL. INC.  (the "Company"), DOES HEREBY CERTIFY that:

      1. The Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (the "Report"), fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

      2. Information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

IN WITNESS WHEREOF, the undersigned has executed this statement this 14th day of August 2014.

                                     /s/ Carlos E. Buchanan II

                                     ------------------------------------

                                     Carlos E. Buchanan II

                                     Principal Financial Officer

A signed original of this written statement required by Section 906 has been provided to Rio Bravo Oil, Inc. and will be retained by Rio Bravo Oil, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.