Form 10-Q
period 2014-09-30
Rio Bravo Oil, Inc.
filed 2014-11-17
CIK 1502774

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended September 30, 2014

[  ]

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]    No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]   No [X]

There were 33,052,657 shares outstanding of registrant’s common stock, par value $0.001 per share, as of November 12, 2014.

Transitional Small Business Disclosure Format (check one):     Yes [  ]   No [X]

TABLE OF CONTENTS

PART I

ITEM 1. FINANCIAL STATEMENTS

 RIO BRAVO OIL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
ASSETS	Unaudited	*
CURRENT ASSETS
Cash and cash equivalents	$ -	$ -
Prepaid expenses	-	5,742
TOTAL CURRENT ASSETS	-	5,742
PROPERTY AND EQUIPMENT
Proved oil and gas properties, net of accumulated depletion	-	-
Unproved oil and gas properties, net of impairment	-	-
Furniture, fixtures and equipment, net of accumulated depreciation	14,178	14,939
Assets held for sale	-	7,590,352
Deferred loan costs, net of amortization	38,578	128,578
TOTAL ASSETS	$ 52,756	$ 7,739,611
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$ 553,260	$ 439,570
Accrued expenses	1,794,729	1,341,202
Advances payable – Related Party	90,704	90,704
Accrued Rio Bravo assets purchase payable	-	6,968
Loan from former director	3,332	3,332
Liabilities held for sale	-	799,290
Short term notes payable – related party	62,919	-
Short term notes payable	6,601,851	6,427,330
Bridge notes payable	350,000	350,000
TOTAL CURRENT LIABILITIES	9,456,795	9,458,396
NON CURRENT LIABILITIES
Notes payable	687,651	613,829
Liabilities held for sale	-	3,517,861
Asset retirement obligation	278,460	-
TOTAL LIABILITIES	10,422,906	13,590,086
Commitments and contingencies
REDEEMABLE SERIES A PREFERRED STOCK	4,889,000	5,389,000
REDEEMABLE SERIES C PREFERRED STOCK	492,000	492,000
STOCKHOLDERS’ EQUITY
Series B Preferred Stock, $0.001 par value, 5,000,000. Authorized 3,250,000 and 3,250,000 issued and outstanding shares as of September 30, 2014 and December 31, 2013	3,250	3,250
Common Stock, $0.001 par value, 120,000,000 Authorized
33,052,657 and 32,502,657 Issued and outstanding shares as of
September 30, 2014 and December 31, 2013, respectively	33,052	32,502
Additional paid-in capital	6,726,638	6,190,688
Stockholders’ deficit	(22,514,090)	(17,957,915)
Stockholders’ Equity (deficit)	(15,751,150)	(11,731,475)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	52,756	$ 7,739,611

See accompanying notes to the Condensed Consolidated Financial Statements (unaudited)

RIO BRAVO OIL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013

REVENUES AND GAINS
Revenues from sale of oil and gas	$ 9,748	$ 104,229

OPERATING EXPENSES:
Leasehold operating and workover expense	9,902	1,346,234
General and administrative	268,361	559,257
Professional fees	100,189	388,989
Depreciation, depletion, impairment
and amortization expense	3,548,558	88,161
Total operating expenses	3,927,010	2,382,641

LOSS FROM OPERATIONS	(3,917,262)	(2,278,412)

OTHER INCOME AND EXPENSE
Other income	28,022	6,603
Interest expense	(547,685)	(610,122)
Total other income (expense)	(519,663)	(603,519)

NET LOSS	(4,436,925)	(2,881,931)

Preferred dividends	119,250	123,750

Net loss to common stockholders	$ (4,556,175)	$ (3,005,681)

Basic and diluted loss per common share	$ (0.14)	$ (0.09)

Basic and diluted weighted average common
shares outstanding	32,938,583	32,541,507

See accompanying notes to the Condensed Consolidated Financial Statements (unaudited)

RIO BRAVO OIL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	September 30,
	2014	2013

REVENUES AND GAINS
Revenues from sale of oil and gas	$ -	$ 38,491

OPERATING EXPENSES:
Leasehold operating and workover expense	-	282,953
General and administrative	39,462	239,106
Professional fees	22,239	99,853
Depreciation, depletion and amortization expense	3,545,522	30,507
Total operating expenses	3,607,223	652,419

LOSS FROM OPERATIONS	(3,607,223)	(613,928)

OTHER INCOME AND EXPENSE
Other income (expense)	28,022	5,041
Interest expense	(172,730)	(213,474)
Total other income (expense)	(144,708)	(208,433)

NET LOSS	(3,751,931)	(822,361)

Preferred dividends	36,750	41,250

Net loss to common stockholders	$ (3,788,681)	$ (863,611)

Basic and diluted loss per common share	$ (0.11)	$ (0.03)

Basic and diluted weighted average common
shares outstanding	33,052,657	32,502,657

See accompanying notes to the Condensed Consolidated Financial Statements (unaudited)

RIO BRAVO OIL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITES
Net loss	$ (4,436,925)	$ (2,881,931)
Adjustments to reconcile net loss to cash used in operations
Depreciation, depletion and amortization expense	3,548,558	73,222
Non cash interest expense	169,282	281,824
Impairment of Eagle Ford receivables and investment in
Eagle Ford	39,071	-
Stock based compensation	36,500	-
Changes in assets and liabilities
Prepaid expenses	-	31,932
Accounts payable	105,129	830,544
Accrued expenses	334,277	244,489

Net cash used by operations	(204,108)	(1,419,920)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	-	(8,706)
Cash paid to acquire leasehold interests from Eagle Ford Oil Co.	-	(25,000)
Loans to Eagle Ford Oil Company, Inc.	(33,332)	-

Cash flow provided by investing activities	(33,332)	(33,706)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stockholder loan	198,000
Proceeds from notes – related party	38,969
Repayment of loans – related party	(50)
Proceeds from debt issuance	-	1,446,400
Proceeds from other loans and advances	1,521
Loan repayments	(1,000)	(10,910)
Cash provided by financing activities	237,440	1,435,490

Increase (decrease) in cash and cash equivalents	-	(18,136)
Cash and cash equivalents, beginning of year	-	18,738
Cash and cash equivalents, end of period	-	602

Cash paid for interest	$ -	$ -

See accompanying notes to the Condensed Consolidated Financial Statements (unaudited)

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

Going Concern

The Company has incurred significant operating losses since its inception and has an accumulated deficit at September 30, 2014 of approximately $22.5 million. In addition, as of September 30, 2014, the Company had a working capital deficit of approximately $9.5 million and is currently unable to satisfy it’s debt obligations when they come due.  Management expects that no significant revenues will be generated from the covered working interests currently held (see Notes 3 and 4). These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. Implementation of the Company’s plans and its ability to continue as a going concern depend upon its securing substantial additional financing.

The Company has only enough cash to operate through the end of November 2014 and at the time of these financial statements. Management’s plans include efforts to obtain additional capital, although no assurances can be given about the Company’s ability to obtain such capital. If the Company is unable to obtain adequate additional financing, it will be unable to continue its ongoing activities and may be forced to cease operations. The consolidated financial statements presented herein do not include any adjustments that might result from the outcome of this uncertainty.

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

Exploration Stage Enterprise – Early Adoption of New Accounting Standard

 In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.  The amendments in this Update remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer in a development stage that in prior years it had been in the development stage.

The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations.  Finally, the amendments remove paragraph 810-10-15-16. Paragraph 810-10-15-16 states that a development stage entity does not meet the condition in paragraph 810-10-15-14(a) to be a variable interest entity if (1) the entity can demonstrate that the equity invested in the legal entity is sufficient to permit it to finance the activities that it is currently engaged in and (2) the entity’s governing documents and contractual arrangements allow additional equity investments.  The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage.  The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively.  For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein.  Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915.  The Company adopted ASU No. 2014-10 effective July 31, 2014.

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

Beginning balance, December 31, 2013	$-
Liabilities incurred	273,000
Liabilities Settled	-
Accretion expense	5,460
Balance at September 30, 2014	$278,460

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

	Fair Value	Level 1	Level 2	Level 3

Asset retirement obligation	278,460	-	-	278,460

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

 The Company determined at December 31, 2013 that due to its plan of sale and the subsequent consummation in February 2014, that the sale would significantly alter the relationship between capitalized costs and it’s proved reserves. The Company has thus included in its loss from operations an impairment charge at December 31, 2013 amounting to $10,607,064. The Company calculated the impairment as the difference between the carrying amount of its oil and gas properties as of December 31, 2013 and the carrying value of the salvage equipment and the value of the liabilities assumed by Eagle Ford. The Company valued the note receivable of $500,000 at zero fair value. The Company also did not include certain liabilities that the Company took over from Eagle Ford during 2013 as the third parties were not party to the transaction. The Company has treated those liabilities in which it agreed with the third party to become liable for as having a continuing guarantee to those third parties. In addition, the Company performed a recalculation of the value of its proved reserves under the 10% carried working interest it obtained in the sale. The Company valued those reserves at $1,571,000. The excess of the liabilities transferred to Eagle Ford against the value of the salvage equipment over and above the $1,571,000 in proved reserves was $1,975,197, which the Company has moved to unproved reserves as of date of consummation of the sale.

NOTE 4 - OIL AND GAS PROPERTIES

Oil and gas properties consisted of the following:

	September 30, 2014	December 31, 2013

Proved properties	$ 1,571,000	$ -
Accumulated depletion, depreciation and impairment	(1,571,000)	-
Proved property, net	-	-
Unproved property	1,975,197
Impairment of unproved property	(1,975,197)	-
Total oil and gas property, net	$ -	$ -

In the third quarter of 2014, the Company determined that it was probable that Eagle Ford Oil Company would be unable to continue any new drilling nor would it be able to maintain the existing wells in connection with the Eagle Ford acreage.  Because of this, the Company has fully impaired all of its oil and gas assets as of September 30, 2014.

Depletion and impairment expense amounted to $3,546,197 and $15,610 for the nine months ended September 30, 2014 and 2013 respectively.

NOTE 5 - FURNITURE, FIXTURES AND EQUIPMENT

Furniture, fixtures and equipment consisted of the following:

	September 30,	December 31,
	2014	2013

Office furniture and equipment	$ 16,539	$ 14,939
Accumulated depreciation	(2,361)	-
	$ 14,178	$ 14,939

Depreciation expense for the nine months ended September 30, 2014 was $2,361. Depreciation expense was $72,551 for the nine months ended September 30, 2013.

NOTE 6 - NOTES AND ADVANCES PAYABLE

In connection with the acquisition of Pan Am the Company acquired certain advances payable and short term bridge notes in the principal amount of $1,900,000 from two unaffiliated entities. Of the $1,900,000 borrowed, $600,000 was evidenced by an unsecured promissory note, had an interest rate of 10% per annum and was repaid March 2012. The remaining $1,300,000 borrowed was evidenced by a series of loan agreements all with essentially the same terms; interest at the rate of 6% per annum, unsecured, and due on the earlier of December 31, 2012 or upon demand.   As of December 31, 2013 and September 30, 2014, $350,000 was due on this loan.  The Company is currently in negotiations with the lender to extend the maturity date of the loan and expects to complete the extension in 2014.

In addition, in 2011 Pan Am was advanced approximately $90,000 by a then related party. The advance is non-interest bearing, is unsecured and due on demand and as of September 30, 2014 the balance the Company owed is $90,704.

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

In connection with the $2.5 million notes noted above, the Company paid a 10% fee to and unrelated third party who helped facilitate the transaction.  The fee is being amortized on a straight line basis over the life of the loans. For the six months ended September 30, 2014 the Company amortized approximately $60,000 to interest expense.

On April 30, 2012, the Company received gross proceeds of $750,000 from the sale of a promissory note that matures on April 30, 2017, is unsecured and bears interest at the rate of 3% per annum.  The note contains conversion privileges such that the holder may convert at any time into common stock of the Company at a conversion rate of $0.75 per share. The conversion feature includes standard anti-dilution provisions.  The Company recorded a discount of $150,000 as a result of the beneficial conversion feature, and amortized $87,651 of the discount through September 30, 2014.

On May 21, 2012, the Company received gross proceeds of $300,000 from the sale of a promissory note that originally matured on the earlier of December 31, 2012 or upon the Company raising $1,500,000 in debt or equity after the sale of the note, bears interest at the rate of 6% per annum and is unsecured.  On December 24, 2012, the maturity date of the note was extended until March 31, 2013.   The principal balance under this note is $300,000 as of September 30, 2014.  The Company is still in negotiations with the lender to extend that maturity date.

In October 2012 through December 2012 the Company received gross proceeds of $1,635,000 from the sale of promissory notes to two stockholders that mature on the earlier of December 31, 2013 or upon the Company raising $1,500,000 in debt or equity after the sale of the notes. The notes bear interest at the rate of 6% per annum and are unsecured. During 2013, the Company borrowed an additional $1,267,600 from the same two stockholders on essentially the same terms with maturity dates ranging from January 2014, through September 2014. The amount owed at December 31, 2013 was $2,902,600. In the first nine months of 2014, the Company borrowed an additional $161,000 from the stockholders and issued promissory notes with essentially the same terms as previous loans with maturities ranging from January 2015 through June 2015. The Company is attempting to negotiate an extension of the maturity date of these notes.

In January 2013, the Company and 0947388 BC Ltd. (“094”) entered into a letter of intent for 094 to farm into the Edwards formation assets acquired through its acquisition of Pan American Oil Company, LLC and Numa Luling, LLC and also the 80% interest in certain leasehold interests acquired from Eagle Ford Oil Co., Inc. The Company and 094 were unable to successfully negotiate a farm-in by 094. At the time of entering the letter of intent, 094 paid a deposit of $300,000. That deposit remains outstanding as of September 30, 2014 and is included in short term notes payable.

In March and April 2013, the Company received gross proceeds of $110,000 from an unrelated third party and issued promissory notes in the same amount. Those notes bear interest at the rate of 6% per annum, are unsecured and mature on the earlier of the one year anniversary of upon the Company obtaining $1.5 mm in financing.  The principal balance of $110,000 remains outstanding as of September 30, 2014.

On August 1, 2013, the Company entered into a secured promissory note with HII Technologies for $290,000. The Company entered into the promissory note to forestall mechanics lien issues with the Company’s leaseholds. HII Technologies was a drilling supplier for Eagle Ford who because of its own financial stress, had been unable to timely pay its suppliers, including HII Technologies. The Company and Eagle Ford agreed to reduce the Company’s operator payable to Eagle Ford by the same amount of the promissory note. The loan agreement bears interest at the rate of 5% per annum and matures on or before July 31, 2014. The loan is secured by a lien on the Company leasehold interest in 204 acres in Caldwell County, Texas (see Note 3).  HII Technologies is currently suing the Company to obtain a default judgment against the Company in order to foreclose on its property interest.

In the first quarter of 2014, the Company issued promissory notes to an unrelated third party in the aggregate principal amount of $37,000 and received gross proceeds of the same amount.  The promissory notes bear interest at 6% per annum, are unsecured and mature at dates ranging between February and March 2015.

During 2014, the CEO and an entity affiliated with the CEO advanced the Company approximately $39,000.  As of September 30, 2014, the balance outstanding under those advances was approximately $63,000.

NOTE 7 - PREFERRED STOCK

Series A

In connection with the acquisition of Pan American Oil Company, LLC in 2012, the Company issued 5,500,000 shares of Series A preferred stock as partial consideration for the purchase. The Series A preferred stock had an initial issue price of $1 per share and accrues a dividend quarterly to each holder at the rate of 3% per annum based on the original issue price, payable quarterly in cash or in kind. Series A preferred holders are required to have received all dividends before any dividend on common stock may be issued. The Series A preferred ranks senior to common stock in the event of a liquidation or winding up of the Company. The Series A preferred may be converted in whole or in part at any time at the option of the holder at the rate of 1 common share for each Series A Preferred, subject to adjustments as defined in the Series A certificate of designation. In addition, should the common stock of the Company trade in any over the counter market above $1.75 per share for a period of at least 30 consecutive trading days, the Company have an initial public offering of any class of securities in which gross proceeds are in excess of $50 million or consummate a merger in which the existing Company shareholders obtain less than 50% of the voting control of the combined entity, then the Series A preferred will automatically convert into the number of shares of common stock as the then conversion rate indicates. In the event that holders elect not to convert their Series A preferred or no automatic conversion is triggered, on January 31, 2019, the Series A preferred will become mandatorily redeemable for cash at its original issue price plus any unpaid dividends accrued as of that date. On the date of issuance, the Company determined that no beneficial conversion feature was present. As of September 30, 2014 the Company accrued $418,625 of Series A dividends.

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

NOTE 11 - SUBSEQUENT EVENTS

On October 10, 2014, the Company’s Board of Directors appointed Seth Alan Nichamoff as the Company’s Chief Executive Officer, Acting President and a member of the Company’s Board of Directors, effective immediately, to serve until the next election of officers and directors or appointment of his successor.  In connection with his appointment, the Company and Mr. Nichamoff entered into an Engagement Agreement which provides for an initial term of one (1) year and renews annually until terminated by written notice by either party not less than ninety (90) days prior to the end of any term.  The Engagement Agreement further provided for a base salary of $60,000 per annum, with minimum payments of $1,000 per month, with the remainder being accrued.  He is also entitled  to certain long term incentives and benefits (to the extent they are offered by the Company to other similar employees), including but not limited to paid vacations and an automobile allowance.  The Engagement Agreement also provides for a confidentiality agreement and an agreement not to compete with the Company.

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

Finance

Debt:

In connection with the acquisition of Pan Am the Company acquired certain advances payable and short term bridge notes in the principal amount of $1,900,000 from two unaffiliated entities. Of the $1,900,000 borrowed, $600,000 was evidenced by an unsecured promissory note, had an interest rate of 10% per annum and was repaid March 2012. The remaining $1,300,000 borrowed was evidenced by a series of loan agreements all with essentially the same terms; interest at the rate of 6% per annum, unsecured, and due on the earlier of December 31, 2012 or upon demand.   As of December 31, 2013 and September 30, 2014, $350,000 was due on this loan.  The Company is currently in negotiations with the lender to extend the maturity date of the loan and expects to complete the extension in 2014.

In addition, in 2011 Pan Am was advanced approximately $90,000 by a then related party. The advance is non-interest bearing, is unsecured and due on demand and as of September 30, 2014 the balance the Company owed is $90,704.

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

In connection with the $2.5 million notes noted above, the Company paid a 10% fee to and unrelated third party who helped facilitate the transaction.  The fee is being amortized on a straight line basis over the life of the loans. For the nine months ended September 30, 2014 the Company amortized approximately $90,000 to interest expense.

On April 30, 2012, the Company received gross proceeds of $750,000 from the sale of a promissory note that matures on April 30, 2017, is unsecured and bears interest at the rate of 3% per annum.  The note contains conversion privileges such that the holder may convert at any time into common stock of the Company at a conversion rate of $0.75 per share. The conversion feature includes standard anti-dilution provisions.  The Company recorded a discount of $150,000 as a result of the beneficial conversion feature, and amortized $87,651 of the discount through September 30, 2014.

On May 21, 2012, the Company received gross proceeds of $300,000 from the sale of a promissory note that originally matured on the earlier of December 31, 2012 or upon the Company raising $1,500,000 in debt or equity after the sale of the note, bears interest at the rate of 6% per annum and is unsecured.  On December 24, 2012, the maturity date of the note was extended until March 31, 2013.   The principal balance under this note is $300,000 as of September 30, 2014.  The Company is still in negotiations with the lender to extend that maturity date.

In October 2012 through December 2012 the Company received gross proceeds of $1,635,000 from the sale of promissory notes to two stockholders that mature on the earlier of December 31, 2013 or upon the Company raising $1,500,000 in debt or equity after the sale of the notes. The notes bear interest at the rate of 6% per annum and are unsecured. During 2013, the Company borrowed an additional $1,267,600 from the same two stockholders on essentially the same terms with maturity dates ranging from January 2014, through September 2014. The amount owed at December 31, 2013 was $2,902,600. In the first nine months of 2014, the Company borrowed an additional $161,000 from the stockholders and issued promissory notes with essentially the same terms as previous loans with maturities ranging from January 2015 through June 2015. The Company is attempting to negotiate an extension of the maturity date of these notes.

In January 2013, the Company and 0947388 BC Ltd. (“094”) entered into a letter of intent for 094 to farm into the Edwards formation assets acquired through its acquisition of Pan American Oil Company, LLC and Numa Luling, LLC and also the 80% interest in certain leasehold interests acquired from Eagle Ford Oil Co., Inc. The Company and 094 were unable to successfully negotiate a farm-in by 094. At the time of entering the letter of intent, 094 paid a deposit of $300,000. That deposit remains outstanding as of September 30, 2014 and is included in short term notes payable.

In March and April 2013, the Company received gross proceeds of $110,000 from an unrelated third party and issued promissory notes in the same amount. Those notes bear interest at the rate of 6% per annum, are unsecured and mature on the earlier of the one year anniversary of upon the Company obtaining $1.5 mm in financing.  The principal balance of $110,000 remains outstanding as of September 30, 2014.

On August 1, 2013, the Company entered into a secured promissory note with HII Technologies for $290,000. The Company entered into the promissory note to forestall mechanics lien issues with the Company’s leaseholds. HII Technologies was a drilling supplier for Eagle Ford who because of its own financial stress, had been unable to timely pay its suppliers, including HII Technologies. The Company and Eagle Ford agreed to reduce the Company’s operator payable to Eagle Ford by the same amount of the promissory note. The loan agreement bears interest at the rate of 5% per annum and matures on or before July 31, 2014. The loan is secured by a lien on the Company leasehold interest in 204 acres in Caldwell County, Texas. HII has commenced litigation against the Company and is seeking to obtain a default judgment against the Company in order to foreclose on its property interest (see Part II, Item 1, below).

In the first quarter of 2014, the Company issued promissory notes to an unrelated third party in the aggregate principal amount of $37,000 and received gross proceeds of the same amount.  The promissory notes bear interest at 6% per annum, are unsecured and mature at dates ranging between February and March 2015.

During 2014, the CEO and an entity affiliated with the CEO of the Company advanced the Company approximately $39,000.  As of September 30, 2014, the balance outstanding under these advances was approximately $63,000.

Equity

PREFERRED STOCK:

Series A

In connection with the acquisition of Pan American, the Company issued 5,500,000 shares of Series A preferred stock as partial consideration for the purchase. The Series A preferred stock had an initial issue price of $1 per share and accrues a dividend quarterly to each holder at the rate of 3% per annum based on the original issue price, payable quarterly in cash or in kind. Series A preferred holders are required to have received all dividends before any dividend on common stock may be issued. The Series A preferred ranks senior to common stock in the event of a liquidation or winding up of the Company. The Series A preferred may be converted in whole or in part at any time at the option of the holder at the rate of 1 common share for each Series A Preferred, subject to adjustments as defined in the Series A certificate of designation. In addition, should the common stock of the Company trade in any over the counter market above $1.75 per share for a period of at least 30 consecutive trading days, the Company have an initial public offering of any class of securities in which gross proceeds are in excess of $50 million or consummate a merger in which the existing Company shareholders obtain less than 50% of the voting control of the combined entity, then the Series A preferred will automatically convert into the number of shares of common stock as the then conversion rate indicates. In the event that holders elect not to convert their Series A preferred or no automatic conversion is triggered, on January 31, 2019, the Series A preferred will become mandatorily redeemable for cash at its original issue price plus any unpaid dividends accrued as of that date.  On the date of issuance, the Company determined that no beneficial conversion feature was present. As of September 30, 2014 the Company accrued $418,625 of Series A dividends.

Series B

In connection with the acquisition of Numa Luling in 2012, the Company issued 3,250,000 shares of Series B preferred stock as partial consideration for the purchase. The Series B preferred stock had an initial issue (also liquidation price) of $1 per share. The Series B ranks junior to the Series A preferred stock in respect to the payment of dividends but senior to shares of common stock. The Series B is non-cumulative and dividends must be declared before they become payable by the Company. The Series B ranks pari-passu in respect to liquidation and all other matters to the Series A preferred stock. Each share of Series B preferred stock may be converted at any time by the holder into 1.33 shares of common stock. In the event that the Company’s common stock trades above $1.75 per share for 30 consecutive trading days, the Company closes on a qualified sale (as defined in the agreement) in which the consideration to be received is greater than $50 million, or the Company has an underwritten public offering with proceeds in excess of $50 million, the Series B preferred stock automatically converts into common stock at the rate of 1.33 common shares for each Series B share. The holders also have standard anti-dilution protections.  On the date of issuance, the Company determined that no beneficial conversion feature was present.

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

Plan of Operation

Although the Company has very limited resources, it intends to continue to pursue its strategy of developing a growth-oriented independent energy and production company with a focus on development of proven undeveloped reservoirs and expansion of fields through unconventional methods of resource development. In this regard, we are seeking potential acquisitions and targets within our strategic area of focus which can be achieved through a business combination through the purchase of assets, share purchase or exchange, merger or similar type of transaction. We are also pursuing opportunities for the funding of such transactions.  At this time, we do not expect to add additional employees except as a result of completing a business transaction.

Period Comparisons

Comparison of the three months ended September 30, 2014 to September 30, 2013

In the three months ended September 30, 2014 we had no revenues compared to revenues of $38,491 in the three months ended September 30, 2013.  Revenues in the prior period were derived from the sales of oil and gas attributable to our acquisition of leasehold rights from Eagle Ford Oil Co, Inc., which effectively ceased due to the sale of these assets in February 2014. Effective February 2014, the Company only has a 10% carried working interest in all of the oil and gas leaseholds sold to Eagle Ford. As a result of such sale, our leasehold operating costs were eliminated in the three months ended September 30, 2014 compared to $282,953 in the three months ended September 30, 2013.

In the three months ended September 30, 2014, our general and administrative expenses decreased by $199,644 to $39,462 from $239,106 in the three months ended September 30, 2014. This is reflective of the lower level of operating activity during the current period.

In the three months ended September 30, 2014, our professional fee expenses decreased to $22,239 from $99,853 in the three months ended September 30, 2013. The decrease is also reflective of the lower level of operating activity during the current period.

Depletion, Depreciation and Amortization expense increased in the three-month ended September 30, 2014 to $3,545,522 from $30,507 for the three months ended September 30, 2013. The increase is due to the impairment of the oil and gas interests held by the Company.

Interest expense decreased in the three months ended September 30, 2014 to $172,730 from $213,474 in the three months ended September 30, 2013. The increase was the result of decreased borrowings.

Comparison of the nine months ended September 30, 2014 to September 30, 2013

In the nine months ended September 30, 2014 we had revenues of approximately $9,748 compared to revenues of $104,229 in the nine months ended September 30, 2013.  Revenues were derived from the sales of oil and gas attributable to our acquisition of leasehold rights from Eagle Ford Oil Co, Inc., which effectively ceased due to the sale of these assets in February 2014. Effective February 2014, the Company only has a 10% carried working interest in all of the oil and gas leaseholds sold to Eagle Ford. As a result of such sale, our leasehold operating costs were significantly reduced to $9,902 in the nine months ended September 30, 2014 compared to $1,346,234 in the nine months ended September 30, 2013.

In the nine months ended September 30, 2014, our general and administrative expenses decreased by $290,896 to $268,361 from $559,257 in the nine months ended September 30, 2014. This is reflective of the lower level of operating activity during the current period.

In the nine months ended September 30, 2014, our professional fee expenses decreased to $100,189 from $388,989 in the nine months ended September 30, 2013. The decrease is also reflective of the lower level of operating activity during the current period.

Depletion, Depreciation and Amortization expense increased in the nine months ended September 30, 2014 to $3,548,558 from $88,161 for the nine months ended September 30, 2013. The increase is due to the impairment of the oil and gas interests held by the Company.

Interest expense decreased in the nine months ended September 30, 2014 to $547,685 from $610,122 in the nine months ended September 30, 2013. The increase was the result of decreased borrowings.

Liquidity and Capital Resources

Liquidity

As of September 30, 2014 we had no cash or cash equivalents, a working capital deficit of approximately $9.457 million and an accumulated deficit of approximately $22,514,090. Total Stockholders’ deficit at September 30, 2014 was approximately $15.751 million. Total debt at September 30, 2014 was approximately $7.984 million, an increase of approximately $590,000 from approximately $7.394 million at December 31, 2013. Our operating activities used $204,108 in cash for the nine months ended September 30, 2014. Our investing activities used $33,332 during the nine months ended September 30, 2014. We believe that we do not have sufficient cash on hand to fund all of our projected operating expenses for the next twelve months. If we are unable to raise sufficient cash, we may need to curtail operations (see Plan of Operation, above).

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

(a)

Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2014. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are not designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

On August 20, 2014, HII Technologies, Inc. filed suit against the Company in the 234th Judicial District of Harris County, Texas in the matter HII Technologies, Inc. v. Rio Bravo, Inc. (Case # 201447854) seeking the recovery of $290,000 with interest thereon at a rate of five percent (5%) per annum based on a promissory note dated August 1, 2013 (“Promissory Note”).  The Promissory Note is secured by that certain Oil and Gas Lease dated November 1, 2012 by and between John A Davenport and the Company.  The Company believes that the Promissory Note was assumed by Eagle Ford Oil, Inc. when it acquired the assets associated with the obligation and that it is entitled to be indemnified for any liability exposure incurred in connection with the matter.  At this date, HII Technologies, Inc. is seeking entry of a summary judgment and the Company is seeking indemnification for any liability exposure from Eagle Ford Oil, Inc.  The Company cannot predict the outcome of this matter at this time or estimate the costs associated with the defense of this litigation.

ITEM 1A.  RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company is in default of that certain secured promissory note (“Note”) with HII Technologies in the principal amount of $290,000. The Note bears interest at the rate of 5% per annum and matured on July 31, 2014. The Note is secured by a lien on the Company leasehold interest in 204 acres in Caldwell County, Texas.  On August 20, 2014, HII Technologies, Inc. filed suit against the Company in the 234th Judicial District of Harris County, Texas in the matter HII Technologies, Inc. v. Rio Bravo, Inc. (Case # 201447854) seeking the recovery of $290,000 with interest thereon at a rate of five percent (5%) per annum.  The Company believes that the Note was assumed by Eagle Ford Oil, Inc. when it acquired the assets associated with the obligation and that it is entitled to be indemnified for any liability exposure incurred in connection with the matter.  (See Part II, Item 1, above).

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On October 10, 2014, the Company’s Board of Directors appointed Seth Alan Nichamoff as the Company’s Chief Executive Officer, Acting President and a member of the Company’s Board of Directors, effective immediately, to serve until the next election of officers and directors or appointment of his successor.  In connection with his appointment, the Company and Mr. Nichamoff entered into an Engagement Agreement which provides for an initial term of one (1) year and renews annually until terminated by written notice by either party not less than ninety (90) days prior to the end of any term.  The Engagement Agreement further provided for a base salary of $60,000 per annum, with minimum payments of $1,000 per month, with the remainder being accrued.  He is also entitled to certain long term incentives and benefits (to the extent they are offered by the Company to other similar employees), including but not limited to paid vacations and an automobile allowance.  The Engagement Agreement also provides for a confidentiality agreement and an agreement not to compete with the Company.

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

XBRL Taxonomy Extension Calculation Linkbase Document

XBRL Taxonomy Extension definition Linkbase Document

XBRL Taxonomy Extension Label Linkbase Document

XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 17, 2014.

RIO BRAVO OIL, INC.

By:	/s/ Carlos E. Buchanan, II
Carlos E. Buchanan II
President, Principal Executive Officer, Chief Financial Officer and
Director (Principal Executive Officer and Principal Financial Officer)